Form 10-Q
period 2021-06-30
CORPORATE UNIVERSE INC
filed 2021-07-29
CIK 1450307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File Number: 024-10228

CORPORATE UNIVERSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-2005645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2093 Philadelphia Pike #8334 Claymont, DE	19703
(Address of principal executive offices)	(Zip Code)

(302) 273-1150

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 on June 30, 2021, was 482,716,330.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Financial Statements

Corporate Universe, Inc.

3

CORPORATE UNIVERSE, INC.
BALANCE SHEETS

	June 30,	December 31,
	2021 (Unaudited)	2020

ASSETS
Cash	$641	$475
	641	475

Note receivable	1,500,000	100,000
Interest receivable	34,783	418
Investment in Medicevo Corp	-	430,800
Total assets	$1,535,424	$531,693

Stockholder’s equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized;
Series E: 81,100 authorized; 81,032 and 81,032 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$8	$8
Series F: 100,000 authorized; 100,000 and 100,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10	10
Series C: 100,000 authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Series G: 100,000 authorized; 15 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value; 2,500,000,000 shares authorized 482,716,330 and 462,716,330 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	48,272	46,272
Common stock to be issued	750	2,750
Additional paid in capital	64,346,091	62,821,091
Accumulated deficit	(62,859,707)	(62,338,438)
Total stockholders’ equity	1,535,424	531,693
Total liabilities and stockholders’ equity	$1,535,424	$531,693

See accompanying notes to the unaudited consolidated financial statements.

CORPORATE UNIVERSE, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses:
Personnel expenses	22,500	-	45,002	-
Professional fees	10,000	12,500	60,615	12,500
General and administrative	3,513	-	19,219	-
Total operating expenses	36,013	12,500	124,836	12,500

Net operating loss	(36,013)	(12,500)	(124,836)	(12,500)

Other income (expense):
Interest expense	-	(797)	-	(1,046)
Change in fair value of derivative liabilities	-	(964,400)	-	(1,184,073)
Interest income	26,849	-	34,367	-
Loss on impairment of investment	(430,800)	-	(430,800)	-
Total other income (expense)	(403,951)	(965,197)	(396,433)	(1,185,119)

Net loss	$(439,964)	$(977,697)	$(521,269)	$(1,197,619)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	482,716,330	565,716,330	481,611,358	565,716,330

See accompanying notes to the unaudited consolidated financial statements.

CORPORATE UNIVERSE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	181,032	$18	462,716,330	$46,272	27,500,000	$2,750	$62,821,091	$(62,338,438)	$531,693

Issuance to stock committed in 2020	-	-	20,000,000	2,000	(20,000,000)	(2,000)	-	-	-

Sale of Series G Preferred Stock	14	-	-	-	-	-	1,350,000	-	1,350,000

Stock issuance costs	-	-	-	-	-	-	(10,000)	-	(10,000)

Net loss	-	-	-	-	-	-	-	(81,305)	(81,305)

Balance, March 31, 2021	181,046	18	482,716,330	48,272	7,500,000	750	64,161,091	(62,419,743)	1,790,388

Sale of Series G Preferred Stock	2	-	-	-	-	-	185,000	-	185,000

Net loss	-	-	-	-	-	-	-	(439,964)	(439,964)

Balance, June 30, 2021	181,047	$18	482,716,330	$48,272	7,500,000	$750	$64,346,091	$(62,859,707)	$1,535,424

See accompanying notes to the unaudited consolidated financial statements.

CORPORATE UNIVERSE, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	-	$-	565,716,330	$56,572	$423,628	$(498,104)	$(17,904)

Net loss	-	-	-	-	-	(219,922)	(219,922)

Balance, March 31, 2020	-	-	565,716,330	56,572	423,628	(718,026)	(237,826)

Net loss	-	-	-	-	-	(977,697)	(977,697)

Balance, June 30, 2020	-	$-	565,716,330	$56,572	$423,628	$(1,695,723)	$(1,215,523)

See accompanying notes to the unaudited consolidated financial statements.

CORPORATE UNIVERSE, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(521,269)	$(1,197,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	-	1,184,073
Amortization of debt discount	-	347
Legal and professional fees paid by note in lieu of cash	-	12,500
Loss on impairment of investment	430,800	-
Changes in operating assets & liabilities:
Interest receivable	(34,365)	-
Accrued interest	-	699
Net cash used in operating activities	(124,834)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash issued for note receivable	(1,400,000)	-
Net cash used in investing activities	(1,400,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of Series G Preferred Stock	1,525,000	-
Net cash provided by financing activities	1,525,000	-

NET INCREASE IN CASH	166	-
CASH, BEGINNING OF PERIOD	475	-
CASH, END OF PERIOD	$641	$-

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

CORPORATE UNIVERSE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

1.	Nature of operations

Corporate Universe, Inc (“COUV” or the “Company”) was incorporated in Delaware on May 28, 1986 as Cross Atlantic Capital Inc. On January 5, 1998, the Company changed its name to Elgin e2, Inc. On June 16, 1999 the Company changed its name to Elgin Technologies Inc. On September 30, 2008, the Company changed its name to Inicia Incorporated (“Inicia”). On August 9, 2010, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware. The filing with the Secretary of State changed the name from Inicia to Corporate Universe, Inc.

On June 29, 2011, the Company changed its name to Carrier Alliance Group Inc. On July 17, 2020, the Company changed its name back to Corporate Universe, Inc.

On December 10, 2020, the Company signed a Letter of Intent (the “Binding Letter of Intent”), the purpose of which was to acquire 100% of the equity interest of Oxcion Limited, an entity incorporated and registered under the laws of England and Wales (Registration Number 06826090), which was formerly known as Solutions for Start Up Ventures Limited (“Solutions”), (the “Acquisition”) the owner of the ongoing business and assets of Zapgo Limited, including patents, patent applications, trademarks, and design rights in the areas of high temperature super capacitors, high voltage super capacitors and charging infrastructure (the “Zapgo Patents”).

The material terms of the Binding Letter of Intent included the acquisition by COUV of 100% of the common stock in the entity which owned the Zapgo Patents, in exchange for the issuance by COUV of 100,000,000 shares of newly issued common stock in the Company and a newly created series of preferred stock in the Company which shall be convertible into 60% of the issued and outstanding shares of the Company. Upon signing the Binding Letter of Intent, the Company loaned $100,000 (See Note 7) to be forgiven at Closing.

Because Zapgo Limited had been placed in Administration, (which is essentially the United Kingdom’s equivalent of bankruptcy, with an Administrator serving in a role equivalent to a bankruptcy trustee in the United States), in order to acquire the ongoing business and assets of Zapgo, it was necessary to purchase those from the Joint Administrators, (Buchler Phillips Limited, 6 Grosvenor Street, Mayfair, London W1K 4PZ and Aspect Plus Limited, 40a Station Road, Upminister, Essex RM14 2TR). Under the terms of a Business Sale Agreement between Oxcion Limited and the Joint Administrators, Oxcion Limited paid a deposit of £110,000 to secure the Zapgo Assets and then was required to make five further installments of £70,000 each totaling £350,000, with the final balance due by February 28, 2021.

As required by the Binding Letter of Intent, in order to fund the purchase of the Zapgo Assets by Oxcion Limited, the Company loaned an additional $400,000, of which $270,000 was an immediate payment of the remainder of the purchase price (the equivalent of £210,000) owed to the Joint Administrators of Zapgo Limited (together, the “Administrator”), such that the Administrator was paid in full by February 28, 2021, and the Administrator’s lien on the Zapgo Assets was discharged on March 16, 2021.

Additionally, the Binding Letter of Intent required Oxcion Limited to enter into employment agreements with its key executives, and that the Company appoint Andrew Sispoidis to its Board of Directors and as the Company’s Chief Executive Officer at Closing.

On March 16, 2021, as part of the reorganization of its business in preparation for the Acquisition, Oxcion Limited became a wholly-owned subsidiary of Carbon-Ion Energy, Inc., a Delaware corporation (“Carbon-Ion”), which assumed the legal right to complete the Acquisition, as set forth in the Binding Letter of Intent. For clarity, on December 10, 2020, at the time of the execution of the Binding Letter of Intent, the proposed name of the entity which was to be created in order to be assigned the Zapgo Patents from Solutions, now known as Oxcion Limited, was “Carbon-Ion Energy Storage, Ltd.”, a Delaware corporation, which is the name reflected in Note 1 of the financial statements and notes contained herein for the period ending December 31, 2020. However, subsequent to the fiscal 2020 year-end, Carbon-Ion Energy, Inc., a Delaware corporation, was the entity actually formed to take the place of “Carbon-Ion Energy Storage, Ltd.”, and Oxcion became a wholly-owned subsidiary of Carbon-Ion Energy, Inc., such that Carbon-Ion Energy, Inc. was the entity which subsequently entered into the Share Exchange Agreement, Secured Promissory Note, and Security Agreement, all of which are attached hereto as Exhibits. Therefore, Carbon-Ion Energy, Inc. is the entity referred to herein as “Carbon-Ion.”

Pursuant to the terms of the Share Exchange Agreement between the Company and Carbon-Ion, the Company anticipates a change in control upon the Closing of the Acquisition, which includes the appointment of Andrew Sispoidis to the Company’s Board of Directors and the Company’s Chief Executive Officer.

On April 13, 2021, the Company entered into a Share Exchange Agreement with Carbon-Ion in order to complete the Acquisition as set forth in the Binding Letter of Intent.

On April 13, 2021, in connection with the Share Exchange Agreement, the Company also entered into a Secured Promissory Note, and Security Agreement, under which the Company agreed to loan $1,000,000 to Carbon-Ion, to be secured by the assets of Carbon-Ion and its wholly-owned subsidiary, Oxcion Limited. Both Carbon-Ion and Oxcion Limited are Grantors under the Security Agreement, such that the Company has a security interest in the assets of Oxcion Limited, the most important assets of which are the ongoing business and assets of Zapgo Limited (“Zapgo”), including Zapgo’s patents and other intellectual property, and contracts of employment (the “Zapgo Assets”), which Oxcion Limited acquired on September 11, 2020 from the Zapgo Administrators.

Also on April 13, 2021, in connection with the Share Exchange Agreement, Carbon-Ion issued the Company a Promissory Note in the principal amount of $1,500,000, which includes the loan of $1,000,000 on April 13, 2021, (and also replaces the previous $100,000 promissory note dated December 11, 2020 and the subsequent $400,000 promissory note dated January 25, 2021 issued to the Company by Solutions, and such replacement was formalized in a Termination Agreement, also signed on April 13, 2021.

As of the date of filing, the business activities of Carbon-Ion, and its subsidiary, Oxcion Limited, consist only of the ownership and maintenance of such ownership of the Zapgo Patents. The Company and Carbon-Ion are in the process of completing the steps necessary for the Closing of the Acquisition, the details of which shall be included in a subsequent Current Report to be filed on Form 8-K after the effectiveness of this Registration Statement on Form 10-12(g), and the Company intends to provide further detail as to the proposed change in control in a Schedule 14 to be filed with the SEC.

The Company has a focus on emerging business development to create value for our shareholders and provide the environment for business growth and stability. Consistent with this focus, the Company’s acquisition of Oxcion Limited, which owns the assets of Zapgo Limited, will allow the Company to explore various strategies to create revenue for the Company and its shareholders from the Zapgo Patents, which strategies can include the development of technology based on the Zapgo Patents into products which can be sold by the Company, entering into joint ventures with other companies that can manufacture or market the technology based on the Zapgo Patents, to seek the sale of certain Zapgo Patents and to pursue licensing agreements with other companies or institutions which may seek to develop and market the technology based on the Zapgo Patents.

2.	Summary of significant accounting policies

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of equity issued for services, valuation of equity associated with convertible debt, the valuation of derivative liabilities, and the valuation of deferred tax assets. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from contracts with customers,” (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company expects to recognize revenues as the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied.

Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The estimated fair value of derivatives are calculated using a Monte Carlo Simulation (“MCS”) model.

Fair Value of Financial Instruments

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of June 30, 2021 and December 31, 2020, there were no options outstanding.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options”. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our federal tax return and any state tax returns are not currently under examination.

The Company has adopted FASB ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income (Loss) Per Common Share

The Company computes loss per common share, in accordance with FASB ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has adopted this guidance effective January 1, 2019. The Company currently has no leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company has adopted this guidance effective January 1, 2018. The adoption of this standard did not have a material impact on the financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. This means that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of this standard did not have a material impact on the financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Going concern

The accompanying financial statements have been prepared on a going concern basis. For the six months ended, the Company had a net loss of $521,269, had net cash used in operating activities of $124,834, had working capital of $641, accumulated deficit of $62,859,707 and stockholders’ equity of 1,535,424. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Concentration of credit risks

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at June 30, 2021 and December 31, 2020.

5.	Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2021 and December 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

6.	Investment in Medicevo

On November 2, 2020 and subsequently amended on December 1, 2020, the Company entered into an Share Exchange agreement to acquire 1,000,000 Shares of Medicevo Corporation (“Medicevo”), a Delaware Corporation, from its shareholder, for $150,000 in cash invested in Medicevo and 15,600,000 shares of the Company’s common stock valued at $280,800 to Medicevo’s shareholder. The Company has recorded the Investment in Medicevo in the amount of $430,800 as a non-current asset on the balance sheet and accounts for the investment under the cost method, which requires a periodic assessment for impairment. Medicevo’s majority shareholder is beneficially controlled by Isaac H. Sutton, the Company’s CEO. During the six months ended June 30, 2021, Medicevo has discontinued operations and consequently, the Company recorded an impairment loss of $430,800.

7.	Note receivable

On December 11, 2020, the Company loaned Start-Up Ventures Limited, an affiliate of Carbon-Ion Energy Inc. (“Carbon-Ion”) $100,000. The loan was documented by a Promissory Note with an interest rate of 8% and maturity date of December 31, 2021. During the six months ended June 30, 2021, the Company loaned an additional $1,400,000 and received a promissory note from Start-Up Ventures Limited. The note has an interest rate of 8% and a maturity date of March 31, 2022. During the six months ended June 30, 2021, the Company recorded $34,367 in interest income. This note was part of the consideration agreed to, per a letter of intent to merge Carbon-Ion. See Note 1.

On April 13, 2021, the Company entered into a Share Exchange Agreement with Carbon-Ion in order to complete the Acquisition as set forth in the Binding Letter of Intent.

On April 13, 2021, in connection with the Share Exchange Agreement, the Company also entered into a Securities Purchase Agreement, Secured Promissory Note, and Security Agreement, under which the Company agreed to loan $1,000,000 to Carbon-Ion, to be secured by the assets of Carbon-Ion and its wholly-owned subsidiary, Oxicon Limited. Both Carbon-Ion and Oxicon Limited are Grantors under the Security Agreement, such that the Company has a security interest in the assets of Oxicon Limited, the most important assets of which are the ongoing business and assets of Zapgo Limited (“Zapgo”), including Zapgo’s patents and other intellectual property, and contracts of employment (the “Zapgo Assets”), which Oxicon Limited acquired on September 11, 2020 from Zapgo from the Zapgo Administrators.

Also on April 13, 2021, in connection with the Share Exchange Agreement, Carbon-Ion issued the Company a Promissory Note in the principal amount of $1,500,000, which includes the loan of $1,000,000 on April 13, 2021, (and also replaces the previous $100,000 promissory note dated December 11, 2020 and the subsequent $400,000 promissory note dated January 25, 2021 issued to the Company by Solutions, and such replacement was formalized in a Termination Agreement, also signed on April 13, 2021.

As of the date of filing, the Company and Carbon-Ion are in the process of completing the steps necessary for the Closing of the Acquisition, the details of which shall be included in a subsequent Current Report to be filed on Form 8-K and the Company intends to provide further detail as to the proposed change in control in a Schedule 14 to be filed with the SEC.

8.	Equity

Preferred Stock

The Company has 1,000,000 Shares of Preferred Stock authorized with a par value of $0.0001. The Company has allocated 100,000 Shares for Series C Preferred, 81,100 Shares for Series E Preferred and 500,000 for Series F Preferred.

Series C — The Series C Preferred has the following designations:

•	Convertible into common upon the Company completing a reverse stock split upon which the amount converted will equal 20% of the issued and outstanding common shares per the reverse split.
•	The holders are entitled to receive dividends on par with common on an as converted basis.
•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.
•	Voting: The holder of this Series of Preferred shall be entitled to vote representing 20% of the votes eligible to be cast in the matter.

Series E — The Series E Preferred has the following designations:

•	Convertible at option of holder; 1 preferred share is convertible into 1,000 common shares
•	The holders are entitled to receive dividends if and when declared.
•	The Series E holders are entitled to receive liquidation in preference to the common holders or any other class or series of preferred stock.
•	Voting: The Series E holders are entitled to vote together with the common holders as a single class representing 100 votes.

Series F —As of June 30, 2021 and December 31, 2020 there were 100,000 shares issued and outstanding:

•	Convertible at option of holder; 1 preferred share is convertible into $0.25 per share (4,000,000 common shares)
•	The holders are entitled to receive dividends if and when declared.
•	The Series F holders are entitled to receive liquidation in preference to the common holders but not above the Series E preferred stock.
•	Voting: The Series F holders are entitled to vote together with the common holders as a single class representing 100 votes.

Series G — The Series G Preferred has the following designations:

•	25 shares designated
•	Each share is convertible at option of holder into 4,000,000 common shares
•	The holders are entitled to receive dividends if and when declared.
•	The Series G holders are entitled to receive liquidation in preference to the common holders and any subsequent issuances of preferred stock.
•	Voting: Each share of the Series G holders is entitled to 4,000,000 votes on all matters before the common stock shareholders.

Between January 5, 2021 and June 30, 2021, the Company sold 15.25 shares of Series G Preferred Stock to multiple investors for an aggregate $1,525,000 or $100,000 per share.

The Company has evaluated each series of the Preferred Stock for proper classification under ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging.

ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. The Company concluded that each series of Preferred Stock was not within the scope of ASC 480 because none of the three conditions for liability classification was present.

ASC 815 generally requires an analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. However, in order to perform this analysis, the Company was first required to evaluate the economic risks and characteristics of each series of the Preferred Stock in its entirety as being either akin to equity or akin to debt. The Company’s evaluation concluded that each series of Preferred Stock was more akin to an equity-like contract largely due to the fact the financial instrument is not mandatorily redeemable for cash and the holders are not entitled to any dividends. Other features of the Preferred Stock that operate like equity, such as the conversion option and voting feature, afforded more evidence, in the Company’s view, that the instrument is more akin to equity. As 0a result, the embedded conversion features are clearly and closely related to their equity host instruments. Therefore, the embedded conversion features do not require bifurcation and classification as derivative liabilities.

9	Subsequent events

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” of our Annual Report on Form 10/A filed on June 25, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors, which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	The unprecedented impact of the COVID-19 pandemic on our business, customers, employees, consultants, service providers, stockholders, investors and other stakeholders;

•	The speculative nature of the business we intend to develop;

•	Our reliance on suppliers and customers;

•	Our dependence upon external sources for the financing of our operations, particularly given that there are concerns about our ability to continue as a “going concern;”

•	Our ability to effectively execute our business plan;

•	Our ability to manage our expansion, growth and operating expenses;

•	Our ability to finance our businesses;

•	Our ability to promote our businesses;

•	Our ability to compete and succeed in highly competitive and evolving businesses;

•	Our ability to respond and adapt to changes in technology and customer behavior; and

•	Our ability to protect our intellectual property and to develop, maintain and enhance strong brands.

Although the forward-looking statements in this Quarterly Report on Form 10-Q are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to update this Quarterly Report on Form 10-Q or otherwise make public statements updating our forward-looking statements.

Critical Accounting Policies

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of equity issued for services, valuation of equity associated with convertible debt, the valuation of derivative liabilities, and the valuation of deferred tax assets. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from contracts with customers,” (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company expects to recognize revenues as the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied.

Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The estimated fair value of derivatives are calculated using a Monte Carlo Simulation (“MCS”) model.

Fair Value of Financial Instruments

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of June 30, 2021 and December 31, 2020, there were no options outstanding.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options”. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

Advertising, Marketing and Public Relations

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our federal tax return and any state tax returns are not currently under examination.

The Company has adopted FASB ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income (Loss) Per Common Share

The Company computes loss per common share, in accordance with FASB ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has adopted this guidance effective January 1, 2019. The Company currently has no leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company has adopted this guidance effective January 1, 2018. The adoption of this standard did not have a material impact on the financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. This means that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of this standard did not have a material impact on the financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Organization and Nature of Business

Corporate Universe, Inc (“COUV” or the “Company”) was incorporated in Delaware on May 28, 1986 as Cross Atlantic Capital Inc. On January 5, 1998, the Company changed its name to Elgin e2 Inc. On June 16, 1999 the Company changed its name to Elgin Technologies Inc. On September 30, 2008, the Company changed its name to Inicia Incorporated (“Inicia”). On August 9, 2010, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware. The filing with the Secretary of State changed the name from Inicia to Corporate Universe, Inc.

On June 29, 2011, the Company changed its name to Carrier Alliance Group Inc. On July 17, 2020, the Company changed its name back to Corporate Universe, Inc.

On December 10, 2020, the Company signed a Letter of Intent (the “Binding Letter of Intent”), the purpose of which was to acquire 100% of the equity interest of Oxcion Limited, an entity incorporated and registered under the laws of England and Wales (Registration Number 06826090), which was formerly known as Solutions for Start Up Ventures Limited (“Solutions”), (the “Acquisition”) the owner of the ongoing business and assets of Zapgo Limited, including patents, patent applications, trademarks, and design rights in the areas of high temperature super capacitors, high voltage super capacitors and charging infrastructure (the “Zapgo Patents”).

The material terms of the Binding Letter of Intent included the acquisition by COUV of 100% of the common stock in the entity which owned the Zapgo Patents, in exchange for the issuance by COUV of 100,000,000 shares of newly issued common stock in the Company and a newly created series of preferred stock in the Company which shall be convertible into 60% of the issued and outstanding shares of the Company. Upon signing the Binding Letter of Intent, the Company loaned $100,000 (See Note 7) to be forgiven at Closing.

Because Zapgo Limited had been placed in Administration, (which is essentially the United Kingdom’s equivalent of bankruptcy, with an Administrator serving in a role equivalent to a bankruptcy trustee in the United States), in order to acquire the ongoing business and assets of Zapgo, it was necessary to purchase those from the Joint Administrators, (Buchler Phillips Limited, 6 Grosvenor Street, Mayfair, London W1K 4PZ and Aspect Plus Limited, 40a Station Road, Upminister, Essex RM14 2TR). Under the terms of a Business Sale Agreement between Oxcion Limited and the Joint Administrators, Oxcion Limited paid a deposit of £110,000 to secure the Zapgo Assets and then was required to make five further installments of £70,000 each totaling £350,000, with the final balance due by February 28, 2021.

As required by the Binding Letter of Intent, in order to fund the purchase of the Zapgo Assets by Oxcion Limited, the Company loaned an additional $400,000, of which $270,000 was an immediate payment of the remainder of the purchase price (the equivalent of £210,000) owed to the Joint Administrators of Zapgo Limited (together, the “Administrator”), such that the Administrator was paid in full by February 28, 2021, and the Administrator’s lien on the Zapgo Assets was discharged on March 16, 2021.

Additionally, the Binding Letter of Intent required Oxcion Limited to enter into employment agreements with its key executives, and that the Company appoint Andrew Sispoidis to its Board of Directors and as the Company’s Chief Executive Officer at Closing.

On March 16, 2021, as part of the reorganization of its business in preparation for the Acquisition, Oxcion Limited became a wholly-owned subsidiary of Carbon-Ion Energy, Inc., a Delaware corporation (“Carbon-Ion”), which assumed the legal right to complete the Acquisition, as set forth in the Binding Letter of Intent. For clarity, on December 10, 2020, at the time of the execution of the Binding Letter of Intent, the proposed name of the entity which was to be created in order to be assigned the Zapgo Patents from Solutions, now known as Oxcion Limited) was “Carbon-Ion Energy Storage, Ltd.”, a Delaware corporation, which is the name reflected in Note 1 of the financial statements and notes contained herein for the period ending December 31, 2020. However, subsequent to the fiscal 2020 year-end, Carbon-Ion Energy, Inc., a Delaware corporation, was the entity actually formed to take the place of “Carbon-Ion Energy Storage, Ltd.”, and Oxcion became a wholly-owned subsidiary of Carbon-Ion Energy, Inc., such that Carbon-Ion Energy, Inc. was the entity which subsequently entered into the Share Exchange Agreement, Secured Promissory Note, and Security Agreement, all of which are attached hereto as Exhibits. Therefore, Carbon-Ion Energy, Inc. is the entity referred to herein as “Carbon-Ion.”

Pursuant to the terms of the Share Exchange Agreement between the Company and Carbon-Ion, the Company anticipates a change in control upon the Closing of the Acquisition, which includes the appointment of Andrew Sispoidis to the Company’s Board of Directors and the Company’s Chief Executive Officer.

On April 13, 2021, the Company entered into a Share Exchange Agreement with Carbon-Ion in order to complete the Acquisition as set forth in the Binding Letter of Intent.

On April 13, 2021, in connection with the Share Exchange Agreement, the Company also entered into a Secured Promissory Note, and Security Agreement, under which the Company agreed to loan $1,000,000 to Carbon-Ion, to be secured by the assets of Carbon-Ion and its wholly-owned subsidiary, Oxcion Limited. Both Carbon-Ion and Oxcion Limited are Grantors under the Security Agreement, such that the Company has a security interest in the assets of Oxcion Limited, the most important assets of which are the ongoing business and assets of Zapgo Limited (“Zapgo”), including Zapgo’s patents and other intellectual property, and contracts of employment (the “Zapgo Assets”), which Oxcion Limited acquired on September 11, 2020 from Zapgo from the Zapgo Administrators.

Also on April 13, 2021, in connection with the Share Exchange Agreement, Carbon-Ion issued the Company a Promissory Note in the principal amount of $1,500,000, which includes the loan of $1,000,000 on April 13, 2021, (and also replaces the previous $100,000 promissory note dated December 11, 2020 and the subsequent $400,000 promissory note dated January 25, 2021 issued to the Company by Solutions, and such replacement was formalized in a Termination Agreement, also signed on April 13, 2021.

As of the date of filing, the business activities of Carbon-Ion, and its subsidiary, Oxcion Limited, consist only of the ownership and maintenance of such ownership of the Zapgo Patents. The Company and Carbon-Ion are in the process of completing the steps necessary for the Closing of the Acquisition, the details of which shall be included in a subsequent Current Report to be filed on Form 8-K after the effectiveness of this Registration Statement on Form 10-12(g), and the Company intends to provide further detail as to the proposed change in control in a Schedule 14 to be filed with the SEC.

The Company has a focus on emerging business development to create value for our shareholders and provide the environment for business growth and stability. Consistent with this focus, the Company’s acquisition of Oxcion Limited, which owns the assets of Zapgo Limited, will allow the Company to explore various strategies to create revenue for the Company and its shareholders from the Zapgo Patents, which strategies can include the development of technology based on the Zapgo Patents into products which can be sold by the Company, entering into joint ventures with other companies that can manufacture or market the technology based on the Zapgo Patents, to seek the sale of certain Zapgo Patents and to pursue licensing agreements with other companies or institutions which may seek to develop and market the technology based on the Zapgo Patents.

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues

Revenues for the three months ended June 30, 2021 were $0 as compared with $0 for the comparable prior period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company recommenced operations in 2020 following a period of dormancy under prior management.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 were $36,013 as compared with $12,500 for the comparable prior period, an increase of $23,513. The increase in operating expenses is due to the recommencement of business operations in 2020 following a period in which the Company was dormant under prior management, resulting in a $22,500 increase in personnel expenses, a $2,500 decrease in professional fees, and a $3,513 increase in general and administrative expenses compared to the comparable prior period.

Net Operating Loss

Our net operating loss for the three months ended June 30, 2021 was $36,013 as compared with a net operating loss of $12,500 for the comparable prior period, an increase of $23,513. The increase in net operating loss is primarily due to the increase in operating expenses recorded in the current period due to the commencement of operations in 2020 compared to the comparable prior period.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2021 was $403,951 as compared with $965,197 for the comparable prior period. The current period has interest income in the amount of $26,849 and a loss on impairment of investment in the amount of $430,800 versus the prior period which had interest expense in the amount of $797 and $964,400 related to the change in fair value of derivatives, which are no longer on the Company’s books since the notes were converted.

Net Loss

Our net loss for the three months ended March 31, 2021 was $439,964 as compared with a net loss of $977,697 for the comparable prior year period, a decrease of $537,733. The decrease in net loss is primarily due to the change in fair value of derivative liabilities in the comparable prior period.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues

Revenues for the six months ended June 30, 2021 were $0 as compared with $0 for the comparable prior period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company recommenced operations in 2020 following a period of dormancy under prior management.

Operating Expenses

Operating expenses for the six months ended June 30, 2021 were $124,836 as compared with $12,500 for the comparable prior period, an increase of $112,336. The increase in operating expenses is due to the recommencement of business operations in 2020 following a period in which the Company was dormant under prior management, resulting in a $45,002 increase in personnel expenses, a $48,115 increase in professional fees, and a $19,219 increase in general and administrative expenses compared to the comparable prior period.

Net Operating Loss

Our net operating loss for the six months ended June 30, 2021 was $124,836 as compared with a net operating loss of $12,500 for the comparable prior period, an increase of $112,336. The increase in net operating loss is primarily due to the increase in operating expenses recorded in the current period due to the commencement of operations in 2020 compared to the comparable prior period.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2021 was $396,433 as compared with $1,185,119 for the comparable prior period. The current period has interest income in the amount of $34,367 and a loss on impairment of investment in the amount of $430,800 versus the prior period which had interest expense in the amount of $1,046 and $1,184,073 related to the change in fair value of derivatives, which are no longer on the Company’s books since the notes were converted.

Net Loss

Our net loss for the six months ended June 30, 2021 was $521,269 as compared with a net loss of $1,197,619 for the comparable prior year period, a decrease of $676,350. The decrease in net loss is primarily due to the change in fair value of derivative liabilities in the comparable prior period.

Current Liquidity and Capital Resources for the six months ended June 30, 2021 compared to the six months ended June 30, 2020

	2021	2020
Summary of Cash Flows:
Net cash used in operating activities	$(124,834)	$-
Net cash used in investing activities	(1,400,000)	-
Net cash provided by financing activities	1,525,000	-
Net increase in cash and cash equivalents	166	-
Beginning cash and cash equivalents	475	-
Ending cash and cash equivalents	$641	$-

Operating Activities

Cash used in operations of $124,834 during the six months ended June 30, 2021 was primarily a result of our $521,269 net loss reconciled with our net non-cash expenses relating to loss on impairment of investment and interest receivable. Cash used in operations of $0 during the six months ended June 30, 2020 was primarily a result of our $1,197,619 net loss reconciled with our net non-cash expenses relating to the change in fair value of derivative liabilities, amortization of debt discount, legal and professional fees paid by note in lieu of cash and accrued interest.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 of $1,400,000 resulted from cash issued for notes receivable. There was no net cash for the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities was $1,525,000 for six months ended June 30, 2021, which consisted of $1,525,000 from proceeds from the issuance of Series G Preferred Stock. There was no net cash for the six months ended June 30, 2020.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for fiscal year 2021 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.

The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the six months ended, the Company had a net loss of $521,269, had net cash used in operating activities of $124,834, had working capital of $641, accumulated deficit of $62,859,707 and stockholders’ equity of 1,535,424. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are not exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates and assumptions include the fair value of our common stock, stock-based compensation, the recoverability and useful lives of long-lived assets, and the valuation allowance relating to our deferred tax assets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Our management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At December 31, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out by Isaac Sutton, our Chief Executive Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at December 31, 2020, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Series G Preferred Stock

Between January 5, 2021 and June 30, 2021, the Company sold 15.25 shares of Series G Preferred Stock to multiple investors for an aggregate $1,525,000 or $100,000 per share.

Item 6.	Exhibits.

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Universe, Inc.

Date: July 29, 2021	By	/s/ Isaac Sutton
Isaac Sutton, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

