Form 10-Q
period 2021-09-30
CORPORATE UNIVERSE INC
filed 2021-11-22
CIK 1450307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-56271

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common	COUV	OTC – Pink Sheet

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 on November 19, 2021, was 426,049,670.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements

Corporate Universe, Inc.

3

CORPORATE UNIVERSE, INC.
BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash	$7,772	$475
Prepaid expenses	3,500	-
	11,272	475

Note receivable	1,595,000	100,000
Interest receivable	65,800	418
Investment in Medicevo Corp	-	430,800
Total assets	$1,672,072	$531,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,400	$-
Total liabilities	1,400	-

Commitments and contingencies (Note 5)

Stockholder's equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized;
Series E: 81,100 authorized; 81,032 shares issued and outstanding	8	8
Series F: 500,000 authorized; 100,000 shares issued and outstanding	10	10
Series C: 100,000 authorized; 0 shares issued and outstanding	-	-
Series G: 25 authorized; 17 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value; 2,500,000,000 shares authorized 426,049,670 and 462,716,330 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	42,605	46,272
Common stock to be issued	750	2,750
Additional paid in capital	64,521,758	62,821,091
Accumulated deficit	(62,894,459)	(62,338,438)
Total stockholders' equity	1,670,672	531,693
Total liabilities and stockholders' equity	$1,672,072	$531,693

See accompanying notes to the unaudited financial statements.

CORPORATE UNIVERSE, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses:
Professional fees	34,575	5,000	95,190	17,500
Personnel expenses	22,500	-	67,502	-
General and administrative	8,694	29,301	27,913	29,301
Total operating expenses	65,769	34,301	190,605	46,801

Net operating loss	(65,769)	(34,301)	(190,605)	(46,801)

Other income (expense):
Interest expense	-	(2,184)	-	(3,230)
Change in fair value of derivative liabilities	-	(405,825)	-	(1,589,898)
Interest income	31,017	-	65,384	-
Loss on impairment of investment	-	-	(430,800)	-
Total other income (expense)	31,017	(408,009)	(365,416)	(1,593,128)

Net loss	$(34,752)	$(442,310)	$(556,021)	$(1,639,929)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	467,933,723	559,409,761	477,002,045	559,409,761

See accompanying notes to the unaudited financial statements.

CORPORATE UNIVERSE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	181,032	$18	462,716,330	$46,272	27,500,000	$2,750	$62,821,091	$(62,338,438)	$531,693

Issuance to stock committed in 2020	-	-	20,000,000	2,000	(20,000,000)	(2,000)	-	-	-

Sale of Series G Preferred Stock	13.5	-	-	-	-	-	1,350,000	-	1,350,000

Stock issuance costs	-	-	-	-	-	-	(10,000)	-	(10,000)

Net loss	-	-	-	-	-	-	-	(81,305)	(81,305)

Balance, March 31, 2021	181,046	18	482,716,330	48,272	7,500,000	750	64,161,091	(62,419,743)	1,790,388

Sale of Series G Preferred Stock	1.75	-	-	-	-	-	185,000	-	185,000

Net loss	-	-	-	-	-	-	-	(439,964)	(439,964)

Balance, June 30, 2021	181,047	18	482,716,330	48,272	7,500,000	750	64,346,091	(62,859,707)	1,535,424

Sale of Series G Preferred Stock	1.70	-	-	-	-	-	170,000	-	170,000

Cancellation of common stock	-	-	(56,666,660)	(5,667)	-	-	5,667	-	-

Net loss	-	-	-	-	-	-	-	(34,752)	(34,752)

Balance, September 30, 2021	181,049	$18	426,049,670	$42,605	7,500,000	$750	$64,521,758	$(62,894,459)	$1,670,672

See accompanying notes to the unaudited financial statements.

CORPORATE UNIVERSE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury Common
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance, December 31, 2019	-	$-	565,716,330	$56,572	$423,628	$(498,104)	$-	$(17,904)

Net loss	-	-	-	-	-	(219,922)	-	(219,922)

Balance, March 31, 2020	-	-	565,716,330	56,572	423,628	(718,026)	-	(237,826)

Net loss	-	-	-	-	-	(977,697)	-	(977,697)

Balance, June 30, 2020	-	-	565,716,330	56,572	423,628	(1,695,723)	-	(1,215,523)

Repurchase of common stock	-	-	(108,000,000)	-	-	-	(2,500)	(2,500)

Net loss	-	-	-	-	-	(442,310)	-	(442,310)

Balance, September 30, 2020	-	$-	457,716,330	$56,572	$423,628	$(2,138,033)	$(2,500)	$(1,660,333)

See accompanying notes to the unaudited financial statements.

CORPORATE UNIVERSE, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(556,021)	$(1,639,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	-	1,589,898
Amortization of debt discount	-	1,737
Fees paid by note in lieu of cash	-	18,820
Loss on impairment of investment	430,800	-
Changes in operating assets & liabilities:
Accounts payable	1,400	-
Interest receivable	(65,382)	-
Prepaid expenses	(3,500)	-
Related party advances	-	16,276
Accrued interest	-	5,173
Net cash used in operating activities	(192,703)	(8,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash issued for note receivable	(1,495,000)	-
Net cash (used in) provided by investing activities	(1,495,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	12,500
Proceeds from the issuance of Series G Preferred Stock	1,695,000	-
Net cash provided by financing activities	1,695,000	12,500

NET INCREASE IN CASH	7,297	4,475
CASH, BEGINNING OF PERIOD	475	-
CASH, END OF PERIOD	$7,772	$4,475

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited financial statements.

CORPORATE UNIVERSE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

On December 10, 2020, the Company signed a Letter of Intent (the “Letter of Intent”), the purpose of which was to acquire 100% of the equity interest of Oxcion Limited, an entity incorporated and registered under the laws of England and Wales (Registration Number 06826090), which was formerly known as Solutions for Start Up Ventures Limited (“Solutions”), (the “Acquisition”) the owner of the ongoing business and assets of Zapgo Limited, including patents, patent applications, trademarks, and design rights in the areas of high temperature super capacitors, high voltage super capacitors and charging infrastructure (the “Zapgo Patents”), which are listed herein as an Exhibit hereto.

The material terms of the Letter of Intent included the acquisition by COUV of 100% of the common stock in the entity which owned the Zapgo Patents, in exchange for the issuance by COUV of 100,000,000 shares of newly issued common stock in the Company and a newly created series of preferred stock in the Company which shall be convertible into 60% of the issued and outstanding shares of the Company. Upon signing the Binding Letter of Intent, the Company loaned $100,000 (See Note 7) to be forgiven at Closing.

Because Zapgo Limited had been placed in Administration, (which is essentially the United Kingdom’s equivalent of bankruptcy, with an Administrator serving in a role equivalent to a bankruptcy trustee in the United States), in order to acquire the ongoing business and assets of Zapgo, it was necessary to purchase those from the Joint Administrators, (Buchler Phillips Limited, 6 Grosvenor Street, Mayfair, London W1K 4PZ and Aspect Plus Limited, 40a Station Road, Upminister, Essex RM14 2TR). Under the terms of a Business Sale Areement between Oxcion Limited and the Joint Administrators, Oxcion Limited paid a deposit of £110,000 to secure the Zapgo Assets and then was required to make five further instalments of £70,000 each totaling £350,000, with the final balance due by February 28, 2021.

As required by the Letter of Intent, in order to fund the purchase of the Zapgo Assets by Oxcion Limited, the Company loaned an additional $400,000, of which $270,000 was an immediate payment of the remainder of the purchase price (the equivalent of £210,000) owed to the Joint Administrators of Zapgo Limited (together, the “Administrator”), such that the Administrator was paid in full by February 28, 2021, and the Administrator’s lien on the Zapgo Assets was discharged on March 16, 2021.

Additionally, the Letter of Intent required Oxcion Limited to enter into employment agreements with its key executives, and that the Company appoint Andrew Sispoidis to its Board of Directors and as the Company’s Chief Executive Officer at Closing.

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

Also on April 13, 2021, in connection with the Share Exchange Agreement, Carbon-Ion issued the Company a Promissory Note in the principal amount of $1,500,000, which includes the loan of $1,000,000 on April 13, 2021, and also replaces the previous $100,000 promissory note dated December 11, 2020 and the subsequent $400,000 promissory note dated January 25, 2021 issued to the Company by Solutions, and such replacement was formalized in a Termination Agreement, also signed on April 13, 2021

Subsequent to the issuance of the Promissory Notes described above, two further Promissory Notes were issued. The first was issued on August 23, 2021 in the principal amount of $95,000 and the second was issued on October 28, 2021 in the principal amount of $240,000. These notes also are covered under the Termination Agreement.

The closing of the Exchange took place on November 12, 2021.

As of the date of filing, the business activities of Carbon-Ion, and its subsidiary, Oxcion Limited, consist only of the ownership and maintenance of such ownership of the Zapgo Patents. We intend to carry on Carbon-Ion’s business as our primary line of business. Carbon-Ion is headquartered in Claymont, Delaware, and intends to focus on the development of a new class of energy storage device with considerable functional improvements over commercially available supercapacitors or ‘ultracapacitors’. This technology is referred to as the Carbon-Ion or C-Ion cell in contrast to Lithium-ion or Li-ion.

The Company has a focus on emerging business development to create value for our shareholders and provide the environment for business growth and stability. Consistent with this focus, the Company’s acquisition of Carob Ion, and its wholly-owned subsidiary, Oxcion, will allow the Company to explore various strategies to create revenue for the Company and its shareholders from the Zapgo Patents, which strategies can include the development of technology based on the Zapgo Patents into products which can be sold by the Company, entering into joint ventures with other companies that can manufacture or market the technology based on the Zapgo Patents, to seek the sale of certain Zapgo Patents and to pursue licensing agreements with other companies or institutions which may seek to develop and market the technology based on the Zapgo Patents.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Topic 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company expects to recognize revenues as the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied.

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

Level 3: Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The estimated fair value of derivatives are calculated using a Monte Carlo Simulation (“MCS”) model.

Fair Value of Financial Instruments

ASC subtopic 825-10, Financial Instruments ("ASC 825-10") requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, "Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of September 30, 2021 and December 31, 2020, there were no options outstanding.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options". In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

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

3. Going concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2021, the Company had a net loss of $556,021, had net cash used in operating activities of $192,703, had negative working capital of $9,872, accumulated deficit of $62,894,459 and stockholders’ equity of $1,670,672. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Concentration of credit risks

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at September 30, 2021 and December 31, 2020.

5. Commitments and contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2021 and December 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

6. Investment in Medicevo

On November 2, 2020 and subsequently amended on December 1, 2020, the Company entered into an Share Exchange agreement to acquire 1,000,000 Shares of Medicevo Corporation (“Medicevo”), a Delaware Corporation, from its shareholder, for $150,000 in cash invested in Medicevo and 15,600,000 shares of the Company’s common stock valued at $280,800 to Medicevo’s shareholder. The Company has recorded the Investment in Medicevo in the amount of $430,800 as a non-current asset on the balance sheet and accounts for the investment under the cost method, which requires a periodic assessment for impairment. Medicevo’s majority shareholder is beneficially controlled by Isaac H. Sutton, the Company’s CEO. During the nine months ended September 30, 2021, Medicevo has discontinued operations and consequently, the Company recorded an impairment loss of $430,800.

7. Note receivable

On December 11, 2020, the Company loaned Start-Up Ventures Limited, an affiliate of Carbon-Ion Energy Inc. (“Carbon-Ion”) $100,000. The loan was documented by a Promissory Note with an interest rate of 8% and maturity date of December 31, 2021. During the nine months ended September 30, 2021, the Company loaned an additional $1,495,000 and received a promissory note from Start-Up Ventures Limited. The note has an interest rate of 8% and a maturity date of March 31, 2022. During the nine months ended September 30, 2021, the Company recorded $65,384 in interest income. This note was part of the consideration agreed to, per a letter of intent to merge Carbon-Ion. See Note 1.

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

Also on April 13, 2021, in connection with the Share Exchange Agreement, Carbon-Ion issued the Company a Promissory Note in the principal amount of $1,500,000, which includes the loan of $1,000,000 on April 13, 2021, (and also replaces the previous $100,000 promissory note dated December 11, 2020 and the subsequent $400,000 promissory note dated January 25, 2021 issued to the Company by Solutions, and such replacement was formalized in a Termination Agreement, also signed on April 13, 2021. An additional $95,000 was loaned on August 23, 2021, with 8% interest and matures on August 22, 2022.

As of the date of filing, the Company and Carbon-Ion are in the process of completing the steps necessary for the Closing of the Acquisition, the details of which shall be included in a subsequent Current Report to be filed on Form 8-K and the Company intends to provide further detail as to the proposed change in control in a Schedule 14 to be filed with the SEC. The closing of the Exchange took place on November 12, 2021.

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Carbon-Ion for the nine months ended September 30, 2021 and 2020, respectively. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on January 1, 2020. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes on an unaudited pro forma basis the Company’s balance sheets as of September 30, 2021 and 2020.

	2021	2020
Assets	$9,854,388	$673,652

Liabilities	1,600,298	$783,532
Stockholders’ equity	8,254,090	$(109,880)
Liabilities and Stockholders’ equity	$9,854,388	$(109,880)

The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the nine months ended September 30, 2021:

	2021	2020
Net loss	$(2,697,827)	$(109,880)
Net loss per share- basic and diluted	$(0.34)	$(109880.0)
Weighted average number of shares of common
stock outstanding- basic and diluted	8,000,000	1

The calculations of pro forma net revenue and pro forma net loss give effect to the business combinations for the period from January 1, 2020 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the business combinations.

8. Equity

Common Stock

On October 13, 2020, the Company filed a Complaint in the United States District Court of Maryland (the “Court”) under Case No. 1:20-cv-02925-ELH against three corporate entities which are shareholders of the Company’s Common Stock, related to issuances of 56,666,660 common shares to them in 2010, by former management. On April 9, 2021, the Company filed a Motion for Default against the defendants, which was granted by the Court on April 20, 2021. Because the defendants did not file a Motion to Vacate the Order of Default, on May 22, 2021, the Company filed a Motion for Default Judgment against them, which was granted by the Court. As a result of the Default Judgment, the Company cancelled 56,666,600 shares of Common Stock.

Preferred Stock

The Company has 1,000,000 Shares of Preferred Stock authorized with a par value of $0.0001. The Company has allocated 100,000 Shares for Series C Preferred, 81,100 Shares for Series E Preferred 500,000 for Series F Preferred, and 25 for Series G Preferred.

Series C — As of September 30, 2021 and December 31, 2020, there are no Series C shares outstanding. The Series C Preferred has the following designations:

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

Series E — As of September 30, 2021 and December 31, 2020, there are 81,032 issued and outstanding. The Series E Preferred has the following designations:

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

Series F —As of September 30, 2021 and December 31, 2020 there were 100,000 shares issued and outstanding. The Series F Preferred has the following designations:

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

Series G — As of September 30, 2021 and December 31, 2020 there were 18 and 0 shares issued and outstanding, respectively. The Series G Preferred has the following designations:

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

Between January 5, 2021 and September 30, 2021,the Company sold 16.95 shares of Series G Preferred Stock to multiple investors for an aggregate $1,695,000 or $100,000 per share.

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

ASC 815 generally requires an analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. However, in order to perform this analysis, the Company was first required to evaluate the economic risks and characteristics of each series of the Preferred Stock in its entirety as being either akin to equity or akin to debt. The Company’s evaluation concluded that each series of Preferred Stock was more akin to an equity-like contract largely due to the fact the financial instrument is not mandatorily redeemable for cash and the holders are not entitled to any dividends. Other features of the Preferred Stock that operate like equity, such as the conversion option and voting feature, afforded more evidence, in the Company’s view, that the instrument is more akin to equity. As a result, the embedded conversion features are clearly and closely related to their equity host instruments. Therefore, the embedded conversion features do not require bifurcation and classification as derivative liabilities.

9 Subsequent events

Share Exchange Agreement

On April 13, 2021, Corporate Universe, Inc. (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Carbon-Ion Energy, Inc. (“Carbon-Ion”) and the shareholders of Carbon-Ion. The Share Exchange Agreement was disclosed in the Form 10 Registration Statement that was initially filed by the Company with the SEC on April 26, 2021. The closing of the Exchange took place on November 12, 2021 (the “Closing Date”).

Pursuant to the Share Exchange Agreement, Carbon-Ion became a wholly owned subsidiary of the Company (the “Exchange”). As consideration for the Exchange, the shareholders of Carbon-Ion (the “Shareholders”) exchanged an aggregate of 100,000,000 shares of common stock of Carbon-Ion, constituting all shares of capital stock of Carbon-Ion issued and outstanding (the “Carbon-Ion Shares”) for an aggregate of 100,000,000 shares of the Company’s common stock (the “Common Stock”) and 100,000 shares of the Company’s series D preferred stock (the “Series D Preferred Stock”). Each shares of our Series D Preferred Stock is convertible into Common Stock at a ratio of 12,937.5 shares of Common Stock for each share of Series D Preferred Stock held. The Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration exchanged, the process of exchanging the consideration and the effect of the Exchange.

Subsequent to the consummation of the Exchange, the Company had 526,049,670 shares of Common Stock issued and outstanding, 100,000 shares of Series D Preferred Stock issued and outstanding (which is convertible into 1,035,000,000 shares of Common Stock), 81,032 shares of Series E Preferred Stock issued and outstanding (which is convertible into 81,032,000 shares of Common Stock), 100,000 shares of Series F Preferred Stock issued and outstanding (which is convertible into 4,000,000 shares of Common Stock), and 19.45 shares of Series G Preferred Stock issued and outstanding (which is convertible into 77,400,000 shares of Common Stock).

Preferred Stock

On November 16, 2021, the Company’s designation of Series D Preferred Stock was filed with the State of Delaware.

Subsequent to September 30, 2021,the Company sold 2.5 shares of Series G Preferred Stock for $250,000

Officer/Director Appointment

Effective as of November 12, 2011, the Company appointed Jack Brooks as President and a Director.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” of our Annual Report on Form 10K/A filed on June 25, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Forward-Looking Statements

Some of the statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” and “would” or the negatives of these terms or other comparable terminology.

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

Although the forward-looking statements in this Quarterly Report on Form 10-Q are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as may be required by law, to update this Quarterly Report on Form 10-Q or otherwise make public statements updating our forward-looking statements.

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

Level 3: Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The estimated fair value of derivatives are calculated using a Monte Carlo Simulation (“MCS”) model.

Fair Value of Financial Instruments

ASC subtopic 825-10, Financial Instruments ("ASC 825-10") requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, "Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of September 30, 2021 and December 31, 2020, there were no options outstanding.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options". In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

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

Organization and Nature of Business

Corporate Universe, Inc ("COUV” or the "Company”) was incorporated in Delaware on May 28, 1986 as Cross Atlantic Capital Inc. On January 5, 1998, the Company changed its name to Elgin e2, Inc. On June 16, 1999 the Company changed its name to Elgin Technologies Inc. On September 30, 2008, the Company changed its name to Inicia Incorporated (“Inicia”). On August 9, 2010, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware. The filing with the Secretary of State changed the name from Inicia to Corporate Universe, Inc.

On June 29, 2011, the Company changed its name to Carrier Alliance Group Inc. On July 17, 2020, the Company changed its name back to Corporate Universe, Inc.

On December 10, 2020, the Company signed a Letter of Intent (the “Letter of Intent”), the purpose of which was to acquire 100% of the equity interest of Oxcion Limited, an entity incorporated and registered under the laws of England and Wales (Registration Number 06826090), which was formerly known as Solutions for Start Up Ventures Limited (“Solutions”), (the “Acquisition”) the owner of the ongoing business and assets of Zapgo Limited, including patents, patent applications, trademarks, and design rights in the areas of high temperature super capacitors, high voltage super capacitors and charging infrastructure (the “Zapgo Patents”), which are listed herein as an Exhibit hereto.

The material terms of the Letter of Intent included the acquisition by COUV of 100% of the common stock in the entity which owned the Zapgo Patents, in exchange for the issuance by COUV of 100,000,000 shares of newly issued common stock in the Company and a newly created series of preferred stock in the Company which shall be convertible into 60% of the issued and outstanding shares of the Company. Upon signing the Binding Letter of Intent, the Company loaned $100,000 (See Note 7) to be forgiven at Closing.

Because Zapgo Limited had been placed in Administration, (which is essentially the United Kingdom’s equivalent of bankruptcy, with an Administrator serving in a role equivalent to a bankruptcy trustee in the United States), in order to acquire the ongoing business and assets of Zapgo, it was necessary to purchase those from the Joint Administrators, (Buchler Phillips Limited, 6 Grosvenor Street, Mayfair, London W1K 4PZ and Aspect Plus Limited, 40a Station Road, Upminister, Essex RM14 2TR). Under the terms of a Business Sale Areement between Oxcion Limited and the Joint Administrators, Oxcion Limited paid a deposit of £110,000 to secure the Zapgo Assets and then was required to make five further instalments of £70,000 each totaling £350,000, with the final balance due by February 28, 2021.

As required by the Letter of Intent, in order to fund the purchase of the Zapgo Assets by Oxcion Limited, the Company loaned an additional $400,000, of which $270,000 was an immediate payment of the remainder of the purchase price (the equivalent of £210,000) owed to the Joint Administrators of Zapgo Limited (together, the “Administrator”), such that the Administrator was paid in full by February 28, 2021, and the Administrator’s lien on the Zapgo Assets was discharged on March 16, 2021.

Additionally, the Letter of Intent required Oxcion Limited to enter into employment agreements with its key executives, and that the Company appoint Andrew Sispoidis to its Board of Directors and as the Company’s Chief Executive Officer at Closing.

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

Also on April 13, 2021, in connection with the Share Exchange Agreement, Carbon-Ion issued the Company a Promissory Note in the principal amount of $1,500,000, which includes the loan of $1,000,000 on April 13, 2021, (and also replaces the previous $100,000 promissory note dated December 11, 2020 and the subsequent $400,000 promissory note dated January 25, 2021 issued to the Company by Solutions, and such replacement was formalized in a Termination Agreement, also signed on April 13, 2021

Subsequent to the issuance of the Promissory Notes described above, two further Promissory Notes were issued. The first was issued on August 23, 2021 in the principal amount of $95,000 and the second was issued on October 28, 2021 in the principal amount of $240,000. These notes also are covered under the Termination Agreement.

The closing of the Exchange took place on November 12, 2021.

Pursuant to the Share Exchange Agreement, Carbon-Ion became a wholly owned subsidiary of the Company (the “Exchange”). As consideration for the Exchange, the shareholders of Carbon-Ion (the “Shareholders”) exchanged an aggregate of 100,000,000 shares of common stock of Carbon-Ion, constituting all shares of capital stock of Carbon-Ion issued and outstanding (the “Carbon-Ion Shares”) for an aggregate of 100,000,000 shares of the Company’s common stock (the “Common Stock”) and 100,000 shares of the Company’s series D preferred stock (the “Series D Preferred Stock”). Each shares of our Series D Preferred Stock is convertible into Common Stock at a ratio of 12,937.5 shares of Common Stock for each share of Series D Preferred Stock held. The Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration exchanged, the process of exchanging the consideration and the effect of the Exchange.

Subsequent to the consummation of the Exchange, the Company had 526,049,670 shares of Common Stock issued and outstanding, 100,000 shares of Series D Preferred Stock issued and outstanding (which is convertible into 1,035,000,000 shares of Common Stock), 81,032 shares of Series E Preferred Stock issued and outstanding (which is convertible into 81,032,000 shares of Common Stock), 100,000 shares of Series F Preferred Stock issued and outstanding (which is convertible into 4,000,000 shares of Common Stock), and 19.45 shares of Series G Preferred Stock issued and outstanding (which is convertible into 77,400,000 shares of Common Stock).

As of the date of filing, the business activities of Carbon-Ion, and its subsidiary, Oxcion Limited, consist only of the ownership and maintenance of such ownership of the Zapgo Patents. We intend to carry on Carbon-Ion’s business as our primary line of business. Carbon-Ion is headquartered in Claymont, Delaware, and intends to focus on the development of a new class of energy storage device with considerable functional improvements over commercially available supercapacitors or ‘ultracapacitors’. This technology is referred to as the Carbon-Ion or C-Ion cell in contrast to Lithium-ion or Li-ion..

The Company has a focus on emerging business development to create value for our shareholders and provide the environment for business growth and stability. Consistent with this focus, the Company’s acquisition of Carob Ion, and its wholly-owned subsidiary, Oxcion, will allow the Company to explore various strategies to create revenue for the Company and its shareholders from the Zapgo Patents, which strategies can include the development of technology based on the Zapgo Patents into products which can be sold by the Company, entering into joint ventures with other companies that can manufacture or market the technology based on the Zapgo Patents, to seek the sale of certain Zapgo Patents and to pursue licensing agreements with other companies or institutions which may seek to develop and market the technology based on the Zapgo Patents.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues

Revenues for the three months ended September 30, 2021 were $0 as compared with $0 for the comparable prior period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company recommenced operations in 2020 following a period of dormancy under prior management.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 were $65,769 as compared with $34,301 for the comparable prior period, an increase of $31,468. The increase in operating expenses is due to the recommencement of business operations in 2020 following a period in which the Company was dormant under prior management, resulting in a $22,500 increase in personnel expenses, a $29,575 increase in professional fees, and a $20,607 decrease in general and administrative expenses compared to the comparable prior period.

Net Operating Loss

Our net operating loss for the three months ended September 30, 2021 was $65,769 as compared with a net operating loss of $34,301 for the comparable prior period, an increase of $31,468. The increase in net operating loss is primarily due to the increase in operating expenses recorded in the current period due to the commencement of operations in 2020 compared to the comparable prior period.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2021 was $31,017 as compared with $(408,009) for the comparable prior period. The current period has interest income in the amount of $31,017 versus the prior period which had interest expense in the amount of $2,184 and $405,825 related to the change in fair value of derivatives, which are no longer on the Company’s books since the notes were converted.

Net Loss

Our net loss for the three months ended September 30, 2021 was $34,752 as compared with a net loss of $442,310 for the comparable prior year period, a decrease of $407,558. The decrease in net loss is primarily due to the change in fair value of derivative liabilities in the comparable prior period.

Nine months Ended September 30, 2021 Compared to the Nine months Ended September 30, 2020

Revenues

Revenues for the nine months ended September 30, 2021 were $0 as compared with $0 for the comparable prior period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company recommenced operations in 2020 following a period of dormancy under prior management.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 were $190,605 as compared with $46,801 for the comparable prior period, an increase of $143,804. The increase in operating expenses is due to the recommencement of business operations in 2020 following a period in which the Company was dormant under prior management, resulting in a $67,502 increase in personnel expenses, a $77,690 increase in professional fees, and a $1,388 decrease in general and administrative expenses compared to the comparable prior period.

Net Operating Loss

Our net operating loss for the nine months ended September 30, 2021 was $190,605 as compared with $46,801 for the comparable prior period, an increase of $143,804. The increase in net operating loss is primarily due to the increase in operating expenses recorded in the current period due to the commencement of operations in 2020 compared to the comparable prior period.

Other Income (Expenses)

Other income (expenses) for the nine months ended September 30, 2021 was $365,416 as compared with $1,593,128 for the comparable prior period. The current period has interest income in the amount of $65,384 and a loss on impairment of investment in the amount of $430,800 versus the prior period which had interest expense in the amount of $3,230 and $1,589,898 related to the change in fair value of derivatives, which are no longer on the Company’s books since the notes were converted.

Net Loss

Our net loss for the nine months ended September 30, 2021 was $556,021 as compared with a net loss of $1,639,929 for the comparable prior year period, a decrease of $1,083,908. The decrease in net loss is primarily due to the change in fair value of derivative liabilities in the comparable prior period.

Current Liquidity and Capital Resources for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	2021	2020
Summary of Cash Flows:
Net cash used in operating activities	$(192,703)	$(8,025)
Net cash used in investing activities	(1,495,000)	-
Net cash provided by financing activities	1,695,000	12,500
Net increase in cash and cash equivalents	7,297	4,475
Beginning cash and cash equivalents	475	-
Ending cash and cash equivalents	$7,772	$4,775

Operating Activities

Cash used in operations of $192,703 during the nine months ended September 30, 2021 was primarily a result of our $556,021 net loss reconciled with our net non-cash expenses relating to loss on impairment of investment and interest receivable. Cash used in operations of $8,025 during the nine months ended September 30, 2020 was primarily a result of our $1,639,929 net loss reconciled with our net non-cash expenses relating to the change in fair value of derivative liabilities, amortization of debt discount, legal and professional fees paid by note in lieu of cash and accrued interest.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 of $1,495,000 resulted from cash issued for notes receivable. There was no net cash used in investing activities the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities was $1,695,000 for nine months ended September 30, 2021, which consisted of $1,695,000 from proceeds from the issuance of Series G Preferred Stock. Net cash provided by financing activities was $12,500 for nine months ended September 30, 2020, which consisted of $12,500 from proceeds from the issuance of convertible notes payable.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the end of fiscal year 2021 and into fiscal year 2022 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Inflation

The amounts presented in our financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2021, the Company had a net loss of $556,021, had net cash used in operating activities of $192,703, had negative working capital of $9,872, accumulated deficit of $62,894,459 and stockholders’ equity of $1,670,672. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are not exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates and assumptions include the fair value of our common stock, stock-based compensation, the recoverability and useful lives of long-lived assets, and the valuation allowance relating to our deferred tax assets.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Sales of Series G Preferred Stock

Between January 5, 2021 and September 30, 2021, the Company sold 16.95 shares of Series G Preferred Stock to multiple investors for an aggregate $1,695,000 or $100,000 per share.

(b) Repurchase of Equity Securities

None.

(c) Use of Proceeds

None

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1(i) to the Company’s Form 10 filed on April 26, 2021)
3.2	Certificate of Designation for the series C Preferred stock as Exhibit No . 3.2
3.3	Certificate of Designation for the Series D Preferred Stock, dated November 12, 2021 (Incorporated by reference to Exhibit 3.1(i) to the Company’s Form 8-K filed on November 17, 2021)
3.4	Certificate of Designation for the series E Preferred stock as Exhibit No . 3.4
3.5	Certificate of Designation for the Series F Preferred Stock as Exhibit No. 3.5
3.6	Certificate of Designation for the series G Preferred stock as Exhibit No. 3.6
3.7	By-laws (Incorporated by reference to Exhibit 3.1(i) to the Company’s Form 10 filed on April 26, 2021)
31.1*	Certifications of the Chief Executive and financial officer under section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive and financial officer under section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________

*

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Universe, Inc.

Date: November 22, 2021	By	/s/ Isaac H. Sutton
Isaac Sutton, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

