Form 10-K
period 2021-12-31
CORPORATE UNIVERSE INC
filed 2022-07-29
CIK 1450307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54277

CORPORATE UNIVERSE, INC.
(Exact name of registrant as specified in its charter).

Delaware	85-2005645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2093 Philadelphia Pike #8334 Claymont, DE	33431
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (302) 273-1150

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $ 47,201,712 as of the last business day of the registrant’s most recently completed third fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 25, 2022 the Registrant had 559,974,670 outstanding shares of its common stock, $0.0001 par value.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “Corporate Universe, Inc,” “we,” “us,” “our,” or the “Company” in this Annual Report on Form 10-K (this “Report”) refer to the current Corporate Universe, Inc and its subsidiaries.

The Company makes forward-looking statements in this Report and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company and incident to its business.

These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Report and in any document incorporated herein by reference should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include the below:

•

delays in or the inability to achieve our technology development objectives, including high volume production of supercapacitor cells at commercial size with acceptable quality, consistency, throughput and cost for successful commercialization of our technologies;

•

delays in implementing or the inability to successfully implement the manufacturing processes, related automation, and technologies necessary for development efforts, volume production and successful commercialization of our technologies;

•	the inability to establish supply relationships for necessary components or being required to pay higher than anticipated supply costs;

•	the failure of our super capacitor to perform as expected;

•	delays in starting up the expected operations of our current and planned facilities, including the addition of a pre-pilot line and dryroom facility in Oxfordshire,”);

•	the inability to attract and retain customers during the development stage or for high volume commercial production;

•	the inability to attract and retain sufficiently qualified staff to complete technology development

•	the inability to find suitable partnerships to augment technology development, demonstration and deployment efforts

•	the Company’s future financial and business performance, including financial projections and business metrics;

•	changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

•	the Company’s ability to scale in a cost-effective manner;

•	the Company’s ability to raise capital;

•	developments relating to the Company’s competitors and industry;

•	the outcome of any known and unknown litigation and regulatory proceedings; and any changes to regulations;

•	the impact of worldwide economic, political, industry, and market conditions, including the continued effects of the global COVID-19 pandemic; and

•	the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and the implementation of our new enterprise resource planning system.

PART I

Item 1. Business

Corporate History and Background

Corporate Universe, Inc ("COUV”, or the "Company,” “we,” “us,” or “our”) was incorporated in Delaware on May 28, 1986 as Cross Atlantic Capital Inc. On January 5, 1998, the Company changed its name to Elgin e2 Inc. On June 16, 1999 the Company changed its name to Elgin Technologies Inc. On September 30, 2008, the Company changed its name to Inicia Incorporated (“Inicia”). On August 9, 2010, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware. The filing with the Secretary of State changed the name from Inicia to Corporate Universe, Inc.

On June 29, 2011, the Company changed its name to Carrier Alliance Group Inc. On July 17, 2020, the Company changed its name back to Corporate Universe, Inc.

Carbon-ion Energy, Inc (“Carbon Ion”) is a special purpose vehicle incorporated in Delware on December 29, 2020 that acquired Oxcion Limited (“Oxcion”) located in the UK as a wholly-owned subsidiary effective March 11, 2021 pursuant to a share exchange agreement. Oxcion had previously acquired certain assets and liabilities of ZapGo Ltd (“ZapGo”) out of bankruptcy in the UK from the bankruptcy administrator on September 11, 2020. ZapGo can trace its history back to 2013, with the mission to revolutionize energy storage to enable a sustainable future.

On April 13, 2021, the Company entered into a Share Exchange Agreement with Carbon Ion in order to complete the Reverse Merger Acquisition in the Binding Letter of Intent dated December 10, 2020. This document is in the Exhibit section.

On November 12, 2021 (the “Closing Date”), the Company, used as a special purpose acquisition company, consummated the Business Combination Agreement (the “Share Purchase Agreement and other related documents”) dated April 13, 2021, by and among COUV and Carbon Ion.

Pursuant to the terms of the Share Purchase Agreement, a business combination between COUV and Carbon Ion was effected through the merger with Carbon Ion as the surviving company and as a wholly-owned subsidiary of COUV (the “Acquisition” and, collectively with the other transactions described in the Share Purchase Agreement and related documents, the “Business Combination”). Accordingly, following consummation of this agreement, the business of Carbon-ion became our main business. References to the Company include Carbon-ion or its busines following consummation of this agreement.

Having satisfied the SEC with their enquiries over our filings (Form 10 A), we were able to close the acquisition on November 12, 2021, the Company consummated the transactions contemplated by the Share Exchange Agreement with Carbon Ion and the holders (the “Carbon Ion Shareholders”) of Carbon Ion’s issued and outstanding shares of common stock, par value $0.000001 per share (“Carbon Ion Common Shares”), pursuant to which the Carbon Ion Shareholders exchanged 100% of the outstanding Carbon Ion Common Shares, for (i) 100,000 shares of Series D preferred stock, par value $0.0001 per share (“Series D Preferred Stock”), of the Company, and (ii) 100,000,000 shares of common stock, par value $0.0001 per share of the Company (“Common Stock,” and together with Series D Preferred Stock, the “Exchange Shares,” and the foregoing exchange of Carbon Ion Common Shares for Exchange Shares being the “Share Exchange”). A copy of the Share Exchange Agreement was filed as an exhibit to the Company’s Current on Form 8-K filed November 16, 2021. This was followed up by filing Schedule 14 F-1 on November 23, 2021. All these documents are shown as Exhibits for this 10 K filing.

Overview

Carbon Ion is developing next generation supercapacitor technology aimed at the grid and other energy storage applications.

We see ‘Hybrid’ solutions, by combining the best in class battery solutions with super capacitors, as the way forward to deliver sustainable energy for the next three decades and a grid which is fit for the future. Super Capacitors are different but complimentary technology to batteries.

We are at the beginning of a forecasted once-in-a-century shift in moving away from fossil fuels to power our energy requirements across all demands for electricity.

For example, while current battery technology has demonstrated the benefits of EVs, principally in the premium passenger car market, there are fundamental limitations inhibiting widespread adoption of battery technology. They can catch fire easily, they use rare earth materials and have limited life span and the power delivery is compromised. They are not a universally applicable energy store.

Lamborghini recognised this in their recently launched supercar costing $3.5M the ‘Sian’ that has adopted regenerative braking using super capacitors as their first move to electric powertrains. Supercapacitors can deliver more power, more quickly than a battery solution. As part of the VW Group, Lamborghini elected to go a different route to the rest with their first ever hybrid car, and not follow the industry orthodoxy of a Lithium battery solution. As a result, we believe a hybrid solution using new super capacitor technology with complimentary battery technology represents the most promising path to unlock a mass market shift. A super capacitor can provide that immediate fast delivery (instant kick) mechanism and then once momentum and velocity is achieved the system moves over to battery power. In this way, the system can be better optimised for both cost and performance.

After 30 years of gradual improvements in conventional lithium-ion batteries we believe (like others in the industry) the market needs a step change in battery technology to make mass market EVs competitive with the fossil fuel alternative. We have gone, like Lamborghini’s terzo millenio does, down a direct route to achieve this goal.

We have spent the last decade developing a proprietary supercapacitor technology to meet this challenge. We believe that our technology enables a new category of supercapacitor that meets the requirements for broader market adoption. The Carbon-ion (C-ion) Super Capacitor technology that we are developing is being designed to offer greater energy density and safety when compared to today’s conventional super capacitors and longer life and faster charging than batteries.

We are focused on energy storage applications, which have a stringent set of requirements for super capacitor butour super capacitor technology also has applicability in other large and growing markets such as frequency response and fast recovery storage. Supercapacitors are best used when you need energy fast.

We will continue developing our C-ion super capacitor carbon-ion technology with the goal of beginning transfer to commercial production in the first half of 2025. We have evaluated each of the elements required for initial success and calculated the high performance which we expect from their combination. We are now working to combine and optimize all components of the cell. We will then further develop volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs.

We are looking to raise funds that will enable us to expand and accelerate research and development activities and undertake additional initiatives. As well as continuing to develop our scientific and engineering capabilities iat Milton Park Abingdon England, we will use third party pilot lines, to achieve our goal of being prepared to begin the transition to high volume manufacturing capability from 2025.

We intend to work closely with original equipment manufacturers (“OEMs”) to make our cells widely available over time. We recognize that our super capacitor technology has applicability in other large and growing markets including energy storage and other electricity grid type environments such a frequency response. We expect that the heavy transport industries such a shipping, trains, planes and nascent infrastructure charging will also feature.

Our technology enables a variety of business models. In addition to joint ventures, we may look to operate solely-owned manufacturing facilities or license technology to other manufacturers. Where appropriate, we may sell know how, electrodes or other subassemblies rather than complete super capacitor cells. We intend to continue to invest in research and development beyond Gen 4.0 to improve super capacitor cell performance, improve manufacturing processes, and reduce cost subject to having raised sufficient funds to do this.

Carbon-Ion was founded to develop a new class of energy storage device with considerable functional improvements over commercially available supercapacitors or ‘ultracapacitors’.

The C-Ion cell will provide specific power characteristics much higher than a Li-ion cell. It is designed to be classified as non-flammable and non-hazardous for transport, allowing the product to be shipped easily and to comply with both current and future regulations.

Due to the method of energy storage, the cell has fewer moving parts electrochemically and can go through significantly more charge/discharge cycles and/or operate for many years of normal use.

The C-Ion cell is being designed for manufacture using technologies well known in high volume manufacture. This will enable Carbon-Ion to quickly scale-up production. Carbon-ion allows new products to be made and extra functions to be added to existing products, for example:

•	Improved energy storage allows the cell to be used as the principal method of energy storage in a far wider range of technologies than conventional supercapacitors

•	High specific power allows very fast charging

•	High specific power enables the extension of Li-ion battery lifetimes and reduction in battery size through peak shaving in hybrid applications

•	Improved safety protects customers, allows easy shipping and opens up applications in hazardous areas

•	Long cycle life allows energy storage to be installed for the entire lifetime of the device, reducing design complexity, eliminating service intervals and saving money

Industry Background

We believe that governmental action on climate change and the consequent drive to zero-carbon energy generation must lead to adoption of a rapidly increasing percentage of renewables in electricity generation markets. Legislation, regulation and consumer preferences coupled with growing government incentives are necessitating a once-in-a-century shift towards transient generation with basedload replaced by a range of innovative energy storage solutions.

Countries around the world are promoting a shift to renewable energy generation. The dependence on fossil fuels to power electricity is one of the largest environmental concerns, and has created reliance among industrialized and developing nations on large oil and gas imports. In turn this has exposed consumers to unstable fuel and electricity prices and health concerns related to heightened emissions.

Adding more renewables to the grid makes for an increasingly transient generation and provides challenges with frequency regulation which can be met by using high power energy storage such as C-Ion. Hybrid energy storage systems on the grid can provide a range of services which address changes to supply (renewables) and demand (e.g. EVs) sides of the equation.

Many national and regional regulatory bodies have adopted legislation to incentivize or require a shift to lower-emission and zero-emission vehicles. For example, over a dozen of countries including the United Kingdom, the Netherlands, Sweden, Germany, France and Norway have announced intentions to either increase applicable environmental targets or outright ban the sale of new electric vehicles in the next two decades. In 2020, California passed regulations requiring half of trucks sold in the state to be zero-emissions by 2035 and 100% by 2045. In 2021, the United States outlined the target of 50% EV sales share by 2030 and the European Union proposed an effective ban on the sale of new petrol and diesel cars from 2035. This global push to transition from ICE vehicles, aided by favorable government incentives and regulations, is accelerating the growth in lower- and zero-emission vehicle markets.

Furthermore, governments and consumers are increasingly considering alternative energy storage solutions for a variety of reasons including better performance, deferring infrastructure upgrade costs, significantly lighter environmental impact, and lower maintenance and operating costs. Automakers such as Tesla, Inc. have demonstrated that premium EVs can deliver a compelling alternative to fossil fuels. As EVs become more competitive and more affordable, we believe that they will continue to take market share from ICE vehicles. Bloomberg estimate that the world demand for lithium-ion batteries could reach 400GWh (Giga Watt hours) by 2025 as demand for electric vehicles grows. We believe that this shift will occur across the entire electricity chain and market segments. However, the inherent limitations of lithium-ion battery technology continue to impede improvements in EV competitiveness and cost.

At the same time the mass roll-out of EVs will challenge national grid infrastructure. In both Grid and EV, we think Hybrid solutions using both Super Capacitors and batteries in combination will be the future.

Areas where Hybridisation with Super Capacitors boosts and protects Battery

In particular, we highlight four areas where hybridisation will drive broad adoption of energy storage solutions:

•	Right Sizing (Energy for Energy, Power for Power). Today’s battery systems are generally either oversized (Grid) or run at the limit of their capability (EV) in terms of power. This leads to additional cost or shortened lifetimes and safety concerns. Our view is that, in a hybrid system, when you want power use Carbon-Ion and when you want energy use the battery. This means that the system can be optimised to maximise beneficial aspects of each technology while mitigating others.

•	Safety (nonflammable). Carbon-Ion cells are not flammable and will not catch fire. It is also possible that they could reduce the risk of fire in a hybrid system. Carbon-ion is also more tolerant of temperature fluctuation and limit the requirement for costly cooling systems.

•	Cost. By right sizing and simplification of cooling and safety systems, more options are available for cost optimisation at a system level. Improvements in lifetime also lower total cost of ownership.

•	Cycle life. By taking on the high power peaks and troughs of a typical drive cycle (either EV or Grid), Carbon-Ion cells can protect batteries when hybridised resulting in longer lifetimes. Carbon-Ion cells are capable of many fast cycles thus reducing the number of cycles experienced by the battery.

Supercapacitor technologies on the market today provide some of the qualities necessary for the game changing hybrid systems we imagine above but are limited in terms of Energy Density and make compromises in terms of safety and sustainability.

•	Carbon Ion aims to increase energy density more than threefold over it’s own previous generation of technology (industry leading performance measured in prototype pouches)

•	Carbon Ion does not use the commonly used but flammable and harmful solvent, Acetonitrile (methyl cyanide) in its electrolytes.

Our Product Strategy

The Company is developing and bringing to market the next generation of capacitive energy storage. These C-Ion cells use improved materials and efficient design to solve global problems in (i) delivery of power-on-demand, (ii) grid management and (iii) electric vehicles.

A very wide range of energy storage technologies will be needed in order to transition from a fossil-fuel based energy system to a system fueled by renewable energy sources. We believe that hybrid solutions where both supercapacitors and batteries work together will become increasingly essential. We are developing C-Ion products fit for this renewable age.

We believe that governmental action on climate change—and the consequent drive to zero-carbon energy generation—will lead to adoption of a rapidly increasing percentage of renewables in electricity generation markets. Legislation, regulation and consumer preferences, coupled with growing government incentives, are necessitating a once-in-a-century shift towards transient generation with baseload replaced by a range of innovative energy storage solutions.

Countries around the world are promoting a shift to renewable energy generation. The dependence on fossil fuels to power electricity is one of the largest environmental concerns and has created reliance among industrialized and developing nations on large oil and gas imports In turn this has exposed consumers to unstable fuel and electricity prices and health concerns related to heightened emissions.

Power-on-Demand

The world is in the midst of a potential transition to fully electric living, which transition would disrupt nearly every industry on the planet. As a result, there is a critical need for better and more diverse energy storage in order for many industries to provide more impactful solutions to consumers of all kinds. We intend to bridge this gap in a groundbreaking way by delivering fast and clean power on demand to a broad range of applications from infrastructure to individual products. The C-Ion cells that we are developing have unique properties that allow them to charge and discharge extremely quickly, while still retaining meaningful energy storage. These unique C-Ion cells deliver a powerful boost in hybrid systems with potential applications in enhanced grid revenue stacking or even powering take-off in electric-powered aviation.

The Company’s proposed technology and unique material properties enable an extremely fast response time that adds more value to the entire power system. C-Ion cells are designed to deliver high cycle life and ramping capabilities, along with repeated high cyclic storage with no performance degradation. This creates significant efficiencies in energy systems that will, in turn, save money, time, and resources.

Grid Market Management (Dynamic Containment)

Adding more renewables to the grid make for increasingly transient generation and provides challenges with frequency regulation which can be met by using high power energy storage such as C-Ion. Hybrid energy storage systems on the grid can provide a range of services which address changes to supply (renewables) and demand (e.g., EVs) sides of the equation.

Significant loss of grid inertia has led to more numerous frequency deviations than before, and a range of technologies is needed to move toward a grid that is fully supplied by sustainable generation. This need to plug the gap in grid inertia will be true in every country in the world if the goal of ‘net-zero’ is adopted. The technology that we are developing can perform several roles to address issues in sustainable generation. C-Ion technology harnesses the ability to perform fast-responding, short-term energy storage to take energy from or provide energy to the grid and can provide support to improve the round-trip efficiency of renewable energy generation assets.

There are major problems with grid management in: (i) access to raw energy on short notice, and (ii) maintaining the frequency of the alternating current within the narrow 50Hz bandwidth. Supercapacitors can provide both the amount of power-on-demand (as in the case of an off-line power station), and the ability to balance the frequency required by all electrical equipment.

As the world moves away from fossil and nuclear fuels toward green energy like solar and wind, the energy input into the grid will require energy management to keep the various fluctuations of grid systems balanced. Supercapacitors offer the speed and the volume of energy required to keep grid systems up and running in the case of a sudden loss of energy input.

Electric Vehicles

Many national and regional regulatory bodies have adopted legislation to incentivize or require a shift to lower-emission and zero-emission vehicles. For example, over a dozen of countries including the United Kingdom, the Netherlands, Sweden, Germany, France and Norway have announced intentions to either increase applicable environmental targets or outright ban the sale of new ICE vehicles in the next two decades. In 2020, California passed regulations requiring half of trucks sold in the state to be zero-emissions by 2035 and 100% by 2045. In 2021, the United States outlined the target of 50% EV sales share by 2030 and the European Union proposed an effective ban on the sale of new petrol and diesel cars from 2035. This global push to transition from ICE vehicles, aided by favorable government incentives and regulations, is accelerating the growth in lower- and zero-emission vehicle markets.

Bloomberg estimates that the world demand for Li-ion batteries could reach 400GWh (Gigawatt hours) by 2025 as demand for electric vehicles grows. At the same time, the mass roll-out of electric vehicles will challenge grid infrastructures. We believe that our technology could address growing energy demands for electric vehicles by storing energy at low power from the grid and delivering it quickly and at high power to vehicles.

Certain car manufacturers are developing next-generation electric vehicles that may support extreme fast charging. This allows charging stations to operate at megawatt rates of charge ten times faster than the current Tesla superchargers, according to TransportXtra. At these rates, recharging an electric vehicle for a 300-mile (450 km) range would be possible in just five minutes. C-Ion technology is well suited for upgrading the power output of recharging stations where the grid infrastructure is limited.

Furthermore, governments and consumers are increasingly considering alternative energy storage solutions for a variety of reasons including better performance, deferring infrastructure upgrade costs, significantly lighter environmental impact, and lower maintenance and operating costs. Automakers such as Tesla, Inc. have demonstrated that premium EVs can deliver a compelling alternative to fossil fuels. As EVs become more competitive and more affordable, we believe that they will continue to take market share from ICE vehicles. Bloomberg estimate that the world demand for lithium-ion batteries could reach 400GWh (Giga Watt hours) by 2025 as demand for electric vehicles grows. We believe that this shift will occur across the entire electricity chain and market segments. However, the inherent limitations of lithium-ion battery technology continue to impede improvements in EV competitiveness and cost. At the same time the mass roll-out of EVs will challenge national grid infrastructure

In both Grid and EV, we think Hybrid solutions using both Super Capacitors and batteries in combination will be the future and highlight the following four areas where hybridization will drive broad adoption of energy storage solutions:

•	Right Sizing (Energy for Energy, Power for Power) Today’s battery systems are generally either oversized (Grid) or run at the limit of their capability (EV) in terms of power. This leads to additional cost or shortened lifetimes and safety concerns. Our view is that, in a hybrid system, when you want power use Carbon-Ion and when you want energy to use the battery. This means that the system can be optimized to maximize beneficial aspects of each technology while mitigating others.

•	Safety (nonflammable). Carbon-Ion cells are not flammable and will not catch fire. It is also possible that they could reduce the risk of fire in a hybrid system. Carbon-ion is also more tolerant of temperature fluctuation and limit the requirement for costly cooling systems.

•	Cost. By right sizing and simplification of cooling and safety systems, more options are available for cost optimization at a system level. Improvements in lifetime also lower total cost of ownership.

•	Cycle life. By taking on the high-power peaks and troughs of a typical drive cycle (either EV or Grid), Carbon-Ion cells can protect batteries when hybridized resulting in longer lifetimes. Carbon-Ion cells are capable of many fast cycles thus reducing the number of cycles experienced by the battery.

Our Growth Strategy

Continue to Develop our Gen4 Carbon-ion technology

We will continue developing our carbon-ion technology with the goal of beginning transfer to commercial production in the first half of 2025. We have evaluated each of the elements required for initial success and calculated the high performance which we expect from their combination. We are now working to combine and optimize all components of the cell. We will then further develop volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. As can be seen below Gen4 (and subsequently 4.1, 4.2) development activities represent a significant improvement over the existing technology, Gen 3.Strategic Partnerships.

Benefits of Our Technology

C-ion technology is being developed to enable significant benefits across super capacitor capacity, cycle life, cell safety, unit cost and charging speed. We believe these benefits will provide significant value to customers and enable greater customer adoption by addressing key metrics, filling technology gaps and enabling mass market adoption of a wider range of energy storage solutions:

Right Sizing (Energy for Energy, Power for Power). Our cell design is intended to significantly increase volumetric energy density over traditional supercapacitor cells. By eliminating as much inactive material as possible at a cell level, energy storage is maximised - initially increasing volumetric energy by around 50%. Technology strategy is then targeted to further, similar increases with each subsequent development cycle. These high-power devices have a longer duration than conventional supercapacitors and can thus be used in a wider range of circumstances.

Increased safety. Our cells use a non-flammable, non-toxic electrolyte and are designed to be stable to a wide range of temperature (-40 to 80 degrees Celsius). A nail penetration test was carried out and shows no reaction in the case of a Gen3 cell, we expect this to be no different for Gen4. Many other supercapacitors use solvents such as Acetonitrile (Methyl Cyanide) in their electrolytes which are flammable and harmful.

Cost. Our technology is being developed for mass manufacture and using materials which provide value for money. Enabling mass market adoption will bring with it the economies of scale necessary to provide cost effective solutions in a range of markets. As a hybrid system, the extra longevity of battery components within the hybrid can lower the total cost of ownership. When our technology is used to buffer inadequate infrastructure, cost can be saved in deferring upgrades.

Cycle life. The inherently longer cycle life of electrostatic vs electrochemical energy storage gives an opportunity for longer life of systems either through hybridisation or alone. The extra energy storage afforded by C-Ion cells gives an advantage over some supercapacitors in that fewer cycles are needed for the same energy transferred, thus increasing lifetime of systems.

Strategic Partnerships.

Form key strategic research partnerships to seed the development of enabling technologies for future product generations. Where it provides good value for our shareholders, we will seek to capture intellectual property from these relationships. This kind of external innovation programme not only provides benefits in terms of the creating of new intellectual property but also enables thought leadership and encourages doctoral students to be trained in areas relevant for Carbon-Ion, providing a workforce for the future.

Commercially, a Chief Technical Strategist with particular experience in regional and national electrical grids has been brought on board to explore strategic relationships with a range of stakeholders in electrical grids. This will provide input to our technology development and could yield strategic investments, orders etc.

Develop Solutions

Our technology is being designed to enable a variety of business models, but must gain a good understanding of the total cost of ownership and management of hybrid systems. In addition to scientific research we will also undertake applications engineering and energy management development at a fundamental level in order to better understand, and meet, customer needs. Where appropriate, we may build and sell cell layers rather than complete cells.

Expand Target Markets

In addition to grid market development through our Chief Technical Strategist, we are entering into discussions with stakeholders in autonomous electric vehicles, aerospace, shipping, and mass transit and will continue to gather information from these sources in order to present compelling propositions to these markets. Should any market propositions prove compelling, we will engage sales and marketing professionals with particular expertise in that field to work on our behalf.

Employees

We currently have a team of eight (8) scientists, engineers, and other staff. We are also being assisted by third-party contractors that are providing additional support. We expect to expand our management and the product and intellectual-property development teams substantially after the close of this Offering to maintain more control over the development of our products to meet our business plans.

Intellectual Property

On December 10, 2020, COUV signed a binding Letter of Intent (the “Letter of Intent”) to acquire 100% of the equity interest of Oxcion Limited (the “Acquisition”), an entity incorporated and registered under the laws of England and Wales (Registration Number 06826090) (“Oxcion”), which was formerly known as Solutions for Start Up Ventures Limited (“Solutions”), and the owner of the ongoing business and assets of Zapgo Limited, including S (the “Zapgo Assets”), which are listed herein on Exhibit A.

The Company was formed as a special purpose vehicle by the shareholders of Oxcion to acquire the Zapgo Assets. The Company assumed the right to complete the acquisition of the Zapgo Assets. The Company and COUV pursuant to which the original shareholders of Carbon Ion (the “Carbon-Ion Shareholders”) exchanged their shares for shares in COUV.[1]

The original Zapgo technology includes multi-layer supercapacitor cells made on commercial Li-Ion battery manufacturing lines (for Mobile phone and EV batteries) in commercially relevant sizes (again Phone/EV). Our focus has been to produce core intellectual property with a focus on nano-carbons, electrolyte, and integration of C-ion, which has resulted in high density super capacitors and high voltage super capacitors.

___________________________________

1The Share Exchange Agreement provided that the Carbon-Ion Shareholders received the following shares in COUV (i) 100,000 shares of Series D preferred stock, and (ii) 100,000,000 shares of common stock.

In the next phase of development, we intend to focus on the following initiatives:

i.	Self-supporting electrodes, which allow separation of current collection and physical stability in the manufacturing process;

ii.	Gel electrolytes, which improve energy density and safe in the cell;

iii.	New manufacturing routes, which will combine well known, high volume processes in a novel way to bring down manufacturing costs; and

iv.	Continued improvements in pseudo capacitance, which creates future innovations for new technologies;

Our Milton Park, Abingdon Laboratory and engineering facility (currently being fitted out) has been designed to serve these purposes. First, the laboratory and engineering facility provides a sufficient quantity of super capacitor cells for internal development. And, second, our Milton Park, Abingdon is being built to have small scale manufacturing technology elements which can be configured to develop scalable new processes. This provides the basis for limited at scale manufacturing process development with third parties at Pilot Facilities. Without this capability, retention of intellectual property in manufacture would be difficult or costly and so any delays in the successful buildout of our facility may impact both our development and timelines.

Capturing our forecasted cost (performance) advantage at scale as compared to conventional super capacitor cells will require our team to continue process development to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated of mature super capacitor manufacturing processes. Notably, removal of water is a process step in carbon-ion manufacturing critical to both quality and product cost. We believe achieving required process cost advances is possible; our processes are designed around some tools which are already used at scale in the battery industries with the addition of alternative processing methods that may further increase the capital efficiency of the process. However, delay or failure on these fronts, and in particular with respect to water removal, would result in a higher cost of goods sold, which may limit our ability to profitably sell our super capacitors.

We intend to protect and enhance the proprietary technology and inventions that are commercially important to our business, including seeking, maintaining, and defending patent rights. We plan to protect our proprietary position through a combination of intellectual property rights in the United States and globally, including patents, trademarks, copyrights, trade secret laws, and internal procedures. Our commercial success will depend, in large part, on our ability to protect our intellectual property and proprietary technologies and all respective rights to such intellectual property and proprietary technologies therein.

As of the date hereof, our patent portfolio, including the Zapgo Patents, consists of over 100 patents that have been filed worldwide, of which over 30 have been granted. Below is a breakdown of patents filed and granted by jurisdiction.

Territory	Filed	Granted
USA	16	11
UK	11	5
EU	16	5
India	8	0
China	11	4
Hong Kong	1	0
Korea	9	1
Taiwan	9	3
Japan	11	4
PCT	10	0
Total	102	33

Our issued patents will expire commencing in 2031. In addition, we plan to continue expanding and strengthening our IP portfolio with additional patent applications in the future. The research and development team returned to work on April 1, 2021, after having been on furlough during the COVID-19 pandemic. This team has focused on our technical expertise and identified over twenty (20) areas of interest where we now intend to file for numerous additional patents, subject to availability of sufficient funding. During this exercise we identified over forty (40) areas of ‘know-how,’ with particular emphasis on manufacturing and performance.

We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, know-how, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Our pending patent applications and future applications may not result in the issuance of patents, and any resulting issued patents may have claims narrower than those in our patent applications. Additionally, our current and future patents, trademarks, and other intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing them. Our internal controls may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technologies.

Other companies that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights related to our technology-related industries frequently enter into litigation based on allegations of infringement, misappropriation, and other violations of intellectual property or other rights. Third parties, including our competitors, may make claims from time to time that we have infringed their patents, trademarks, copyrights, trade secrets, or other intellectual property rights. As our business grows and competition rises, the risk of facing claims related to intellectual property and litigation matters will likely increase.

Competition

In order to differentiate our Company from competitors, we will work in the following ways and according to the following principles:

•

Targeting best in class supercapacitor energy density without adding Lithium In order to differentiate our Company from competitors, our goal is to develop a new cell architecture which increases energy density compared to its current supercapacitor (already high in this field) and introduce new material combinations to boost this further. Our technology approach should maintain high cycle life and safety characteristics while storing progressively more energy per unit volume.

•

High barriers to entry and extensive patent and intellectual property portfolio. Since inception, we have generated more than 100 patents and patent applications – including patents around our core technology and patents around application of technology. We have a range of patents/applications, including nano-carbons, electrode structures, cell operation and applications of our technology. A portfolio of future filings is already planned covering those topics and additionally manufacturing, hybridization, battery management, conditioning and others.

-12-

•

Strong network within battery and electrochemical communities. Being located in Oxfordshire, combined with strong networks in the Midlands and London give our R&D personnel the contacts and partnerships to find new collaborators and talent. The previous UK business collaborated with the likes of Oxford University, Imperial College London and Williams Advanced Engineering and Warwick Manufacturing Group (among others). Former staff can be found in other exciting energy storage businesses and communicate regularly with current team members.

•

Designed for volume production. Our cells are designed to use materials and processes suitable for high volume production. While our Gen3 technology was designed to be made on a Lithium ion production line, Gen4 will include higher volume elements from other industries in order to reduce cost and increase quality and throughput. An increased level of automation should be possible, allowing a very wide range of geographies to be attractive for manufacture. The addition of different processes is expected to provide a range of novel intellectual property.

•

Hybridization driving Industry cost trends. As we have discussed, hybridization using C-Ion cells could unlock far wider and faster adoption of novel energy storage technologies. This in turn could not only reduce costs through the larger size of that market but also dramatically reduce the cost of new energy storage technologies in the way we have seen with Lithium Ion technology.

There are currently several companies that are focused on the development of supercapacitors, and we expect several more competitors to enter into this market in the next few years. These competitors include Maxwell Technologies, Skeleton Technologies, Superdielectrics and NAWA Technologies. Many other companies develop or manufacture supercapacitors as part of a wider range of electronic components or batteries and also form part of the competitive landscape for the Company.

Many of our competitors have greater financial resources, longer operating histories, greater brand recognition and stability, larger customer bases and significantly greater technical, sales, and marketing, and other resources than us. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally. Being a technology forward company, continued advancements, innovative new services, and new products from other competitors that are introduced may reduce demand for our solutions or make them obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Despite our differentiators, increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and negatively affect our ability to grow our business.

Process Development

Though our C-ion design is unique, its manufacturing relies on well-established, high-volume production processes currently deployed globally in other industries at large scale. We plan to outsource to OEM’s to manufacture cells, but will develop the process to a point which retains significant intellectual property.

Government Regulation and Compliance

There are government regulations mandated by the U.S. Department of Transportation pertaining to battery safety, transportation of batteries, disposal of batteries and to some extent this also pertains super capacitors. We will comply with these regulations if we sell our supercapacitor into the U.S. market and have confidence that the ability to fully discharge our cells and their non-flammable, non-toxic electrolyte components will make this process more straightforward than for Lithium containing cells. Hybrid systems will, of course, comply fully with all applicable safety, transportation and disposal requirements. The license and sale of our super capacitor abroad may be the subject to export regulations in the future.

Employees

As of December 31, 2021, we employed approximately 11 employees, based primarily in our R&D Facility in Abingdon, Oxfordshire UK. Over 10 of those employees are engaged in research and development and related functions, and more than three quarters of these employees hold engineering and scientific degrees at postgraduate level.

We value diversity as a key enabler of novel thinking and recognize the importance of building a positive, inclusive culture to achieve a diverse and innovative workforce. Our human resource strategy is centered around the retention and development of employees which is necessary to achieve our stated aims.

Other Corporate Information

General information

Our corporate business address is 2093 Philadelphia Pike #8334, Claymont, DE 19703. Our phone number is (302) 273-1150. Our website is www.corpuniverse.com. Our email address is info@corpuniverse.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report.

Reports to Security Holders.

The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) and will comply with the requirements of the Exchange Act and file all report required unde the Exchange Act.

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our current principal office at 2093 Philadelphia Pike #8334, Claymont, DE 19703. Our telephone number at this office is (302) 273-1150. The Company leases this virtual space on a month-to-month basis in a multi-tenant facility for $200 per month. The lease also provides for conference room space, co-working space and other services on an as-needed basis for an additional charge. This facility lease can be terminated upon 30 days written notice by the Company.

We maintain our Research and Development Laboratory at 154c ii Brook Drive, Milton Park, Abingdon, Oxforshire England OX14 4SD. We entered into a five year non-cancellable operating lease for this laboratory space on August 2, 2021 with an average monthly rent of approximately $8,500 over the lease term, including VAT, plus utilities and a pro-rated share of any joint charges as reasonably determined by the landlord.

Item 3. Legal Proceedings

Other than as described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On February 9, 2021, the Company’s received notice of a ten-day temporary trading suspension from the Securities and Exchange Commission (the “SEC”). The SEC’s release on February 9, 2021 cited questions regarding the accuracy and adequacy of information in the marketplace related to publicly available information concerning COUV including: (a) a statement made by COUV on December 1, 2020 that it is currently selling a mask proven to filter 98% of COVID-19 particles and is scientifically proven to kill COVID-19 particles; and (b) a statement made by COUV on December 16, 2020 that it has entered into a definitive letter of intent to acquire a company that holds 30 patents related to Carbon-Ion supercapacitor technology. The temporary trading suspension of our Common Stock commenced on February 10, 2021 and ended on February 24, 2021. Since that time, the OTC Markets Group has discontinued the public display of quotes for this security because it has been labeled “Caveat Emptor” (Buyer Beware). The OTC Markets Group designates certain securities as “Caveat Emptor” and places a skull and crossbones icon next to the stock symbol when there may be reason for investors to exercise additional caution and perform thorough due diligence before making an investment decision in that security. In addition, COUV is delinquent with its SEC reporting requirements. The OTC Markets Group will resume the public display quotes if they are able to confirm that the company is eligible to be designated as “Current Information” and believe that a public interest concern no longer exists. Investors are encouraged to use caution and due diligence in their investment decisions.

On October 13, 2020, we filed a Complaint in the United States District Court of Maryland (the “Court”) under Case No. 1:20-cv-02925-ELH against three corporate entities which are shareholders of the Company’s Common Stock, related to issuances of 56,666,660 common shares to them in 2010, by former management. On September 9, 2021 the Company was successful in this action and unauthorised shares issued were cancelled.

On October 28, 2020, we filed an Amended Complaint which added a fourth shareholder, who holds 10,000,000 shares of our Common Stock as a defendant. This case is now been moved over jurisdiction related issues and is now before the Courts in New York, pending resolution.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was qualified for quotation on the OTC Markets-OTC Pink under the symbol “COUV” and was quoted on the OTC Pink until the temporary trading suspension, which began on February 10, 2021. Since the expiration of the temporary trading suspension on February 24, 2021, the OTC Markets Group has discontinued the public display of quotes for this security because it has been labeled “Caveat Emptor” (Buyer Beware) and placed a skull and crossbones icon next to the stock symbol to advise there may be reason for investors to exercise additional caution and perform thorough due diligence before making an investment decision in COUV. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter as reported in the over-the-counter markets. These quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There currently is no liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets Pink Sheets for the quarterly periods as indicated below. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Period	High		Low
First Quarter (January 1, 2020– March 31, 2020)	$	N/A	$	N/A
Second Quarter (April 1, 2020–June 30, 2020)	$	N/A	$	N/A
Third Quarter (July 1, 2020– September 30, 2020)	$	N/A	$	N/A
Fourth Quarter (October 1, 2020–December 31, 2020)		$0.32		$0.01
First Quarter (January 1, 2021– March 31, 2021)		$0.84		$0.09
Second Quarter (April 1, 2021–June 30, 2021)		$0.14		$0.04
Third Quarter (July 1, 2021– September 30, 2021)		$0.19		$0.05
Fourth Quarter (October 1, 2021–December 31, 2021)		$0.03		$0.01
First Quarter (January 1, 2022– March 31, 2022)		$0.065		$0.03
Second Quarter (April 1, 202–June 30, 2022)		$0.037		$0.005

There was no stock price published until October 30, 2020 as a consequence of the business being not current with its filings until that date as per Form 1-U filed on relating to matters of the business dated July 15, 2020, a gap of some ten (10) years.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 by an individual, or $300,000 together with his or her spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

Shares sold pursuant to exemptions from registration are deemed to be “restricted” securities as defined by the Securities Act. As of December 31, 2021, out of a total of 2,500,000,000 shares authorized, 266,568,340 shares are issued as restricted securities and can only be sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an available exemption from registration. Of such restricted shares, 163,884,320 shares are held by affiliates (directors, officers and 5% holders), with the balance of restricted shares being held by non-affiliates.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of a reporting company for at least six months, including any person who may be deemed to be an “affiliate” of the company (as the term “affiliate” is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the company’s common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. In order for a stockholder to rely on Rule 144, adequate current public information with respect to the company must be available. A person who is not deemed to be an affiliate of the company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least one year is entitled to sell such shares without regard to the various resale limitations under Rule 144. Under Rule 144, the requirements of paragraphs (c), (e), (f), and (h) of such Rule do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least one year prior to their sale. For purposes of this registration statement, a controlling stockholder is considered to be a person who owns 10% or more of the company’s total outstanding shares, or is otherwise an affiliate of the Company. No individual person owning shares that are considered to be not restricted owns more than 10% of the Company’s total outstanding shares.

Holders

As of June 30, 2022 we had 254 shareholders of common stock per transfer agent’s shareholder list. There are over 7,900 Nominee shareholders of record held with their respective stockbrokers.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business.

Equity Compensation Plan Information

The Company has not yet adopted an equity compensation plan.

Recent Sales of Unregistered Securities

From January 1, 2022 through May 10, 2022, the Company sold 26,425,000 shares of restricted common stock to unrelated third parties in a series of private placements for $0.04 per share totaling $1,057,000. The shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 10, 2022, the Company sold .075 shares of Series G Convertible Preferred Stock at $100,000 per share for a total of $7,500.

On February 16, 2022, our wholly-owned subsidiary Carbon-ion, received $75,000 pursuant to an additional promissory note with an unrelated party. This note accrues interest at a rate of 3% per annum, is unsecured and is payable on demand. The note was sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 9, 2022, our wholly-owned subsidiary, Carbon-ion, received $250,000 pursuant to a promissory note dated March 6, 2022 with an unrelated party and an original principal amount of $275,000. This note accrues interest at a rate of 15% per annum and is payable on September 6, 2022. The note was sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 28, 2022, our wholly-owned subsidiary, Carbon-ion, received $125,000 pursuant to a promissory note with an unrelated party. This note accrues interest at a rate of 15% per annum and is payable on June 28, 2023. The note was sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Corporate Universe, Inc. Such discussion represents only the best present assessment from our Management.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying condensed financial statements and provides additional information on Corporate Universe, Inc.’s (“COUV” or the “Company’) business, current developments, financial condition, cash flows and results of operations.

DESCRIPTION OF COMPANY

Carbon Ion is developing next generation supercapacitor technology aimed at the grid and other energy storage applications.

We see ‘Hybrid’ solutions, by combining the best in class battery solutions with super capacitors, as the way forward to deliver sustainable energy for the next three decades and a grid which is fit for the future. Super Capacitors are different but complimentary technology to batteries.

We are at the beginning of a forecasted once-in-a-century shift in moving away from fossil fuels to power our energy requirements across all demands for electricity.

For example, while current battery technology has demonstrated the benefits of EVs, principally in the premium passenger car market, there are fundamental limitations inhibiting widespread adoption of battery technology. They can catch fire easily, they use rare earth materials and have limited life span and the power delivery is compromised. They are not a universally applicable energy store.

Lamborghini recognised this in their recently launched supercar costing $3.5m the ‘Sian’ that has adopted regenerative braking using super capacitors as their first move to electric powertrains. Supercapacitors can deliver more power, more quickly than a battery solution. As part of the VW Group, Lamborghini elected to go a different route to the rest with their first ever hybrid car, and not follow the industry orthodoxy of a Lithium battery solution. As a result, we believe a hybrid solution using new super capacitor technology with complimentary battery technology represents the most promising path to unlock a mass market shift. A super capacitor can provide that immediate fast delivery (kick) mechanism and then once momentum and velocity is achieved the system moves over to battery power. In this way, the system can be better optimised for both cost and performance.

After 30 years of gradual improvements in conventional lithium-ion batteries we believe (like others in the industry) the market needs a step change in battery technology to make mass market EVs competitive with the fossil fuel alternative. We have gone, like Lamborghini’s terzo millenio does, down a direct route to achieve this goal.

We have spent the last decade developing a proprietary supercapacitor technology to meet this challenge. We believe that our technology enables a new category of supercapacitor that meets the requirements for broader market adoption. The Carbon-ion (C-ion) Super Capacitor technology that we are developing is being designed to offer greater energy density, , and safety when compared to today’s conventional super capacitors and longer life and faster charging than batteries.

We are focused on energy storage applications, which have a stringent set of requirements for super capacitor butour super capacitor technology also has applicability in other large and growing markets such as frequency response and fast recovery storage. Supercapacitors are best used when you need energy fast.

We will continue developing our C-ion super capacitor carbon-ion technology with the goal of beginning transfer to commercial production in the first half of 2025. We have evaluated each of the elements required for initial success and calculated the high performance which we expect from their combination. We are now working to combine and optimize all components of the cell. We will then further develop volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs.

We are looking to raise funds that will enable us to expand and accelerate research and development activities and undertake additional initiatives. As well as continuing to develop our scientific and engineering capabilities iat Milton Park Abingdon England, we will use third party pilot lines, to achieve our goal of being prepared to begin the transition to high volume manufacturing capability from 2025.

We intend to work closely with original equipment manufacturers (“OEMs”) to make our cells widely available over time. We recognize that our super capacitor technology has applicability in other large and growing markets including energy storage and other electricity grid type environments such a frequency response. We expect that the heavy transport industries such a shipping, trains, planes and nascent infrastructure charging will also feature.

Our technology enables a variety of business models. In addition to joint ventures, we may look to operate solely-owned manufacturing facilities or license technology to other manufacturers. Where appropriate, we may sell know how, electrodes or other subassemblies rather than complete super capacitor cells. We intend to continue to invest in research and development beyond Gen 4.0 to improve super capacitor cell performance, improve manufacturing processes, and reduce cost subject to having raised sufficient funds to do this.

Carbon-Ion was founded to develop a new class of energy storage device with considerable functional improvements over commercially available supercapacitors or ‘ultracapacitors’.

The C-Ion cell will provide specific power characteristics much higher than a Li-ion cell. It is designed to be classified as non-flammable and non-hazardous for transport, allowing the product to be shipped easily and to comply with both current and future regulations.

Due to the method of energy storage, the cell has fewer moving parts electrochemically and can go through significantly more charge/discharge cycles and/or operate for many years of normal use.

The C-Ion cell is being designed for manufacture using technologies well known in high volume manufacture. This will enable Carbon-Ion to quickly scale-up production. Carbon-ion allows new products to be made and extra functions to be added to existing products, for example:

•	Improved energy storage allows the cell to be used as the principal method of energy storage in a far wider range of technologies than conventional supercapacitors

•	High specific power allows very fast charging

•	High specific power enables the extension of Li-ion battery lifetimes and reduction in battery size through peak shaving in hybrid applications

•	Improved safety protects customers, allows easy shipping and opens up applications in hazardous areas

•	Long cycle life allows energy storage to be installed for the entire lifetime of the device, reducing design complexity, eliminating service intervals and saving money

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements for the years ended December 31, 2021 and 2020. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Results of Operations

Twelve Months Ended December 31, 2021 vs. December 31, 2020

Revenues

Revenues for the twelve months ended December 31, 2021 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales in 2021 and 2020 from its supercapacitor technology.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2021 were $3,066,229 as compared with $476,746 for the comparable prior year period, an increase of $2,589,483. The increase in operating expenses is due to the recommencement of business operations in 2021 following a period in which the Company was dormant under prior management, resulting in a $537,005 increase in officers’ salaries, a $1,167,016 increase in salaries and wages, $150,706 increase in payroll taxes, $627,142 increase in legal and professional fees, and an $107,614 increase in general and administrative expenses compared to the comparable prior year period.

Operating Loss

The net operating loss for the twelve months ended December 31, 2021 was $3,066,229 as compared with $476,746 for the comparable prior year period, an increase of $2,589,483. The increase in net operating loss is primarily due to the increase in operating expenses recorded in the current period due to the commencement of operations in 2021 compared to the comparable prior year period.

Other Income (Expenses)

Our other income (expenses) for the twelve months ended December 31, 2021 was $51,693 as compared to ($34,418) for the twelve months ended December 31, 2020, an increase of $86,111. This change was primarily related to settling the ZapGo rent obligation in 2021 for $121,718.

Income Tax Credits

Income tax credits for the twelve months ended December 31, 2021 were $437,994 as compared to $146,408 for the twelve months ended December 31, 2020, an increase of $291,586. These credits are R&D tax credits allowed in the UK for certain payroll and related costs incurred by Oxion. The credit for the twelve months ended December 31, 2020 is significantly less than the credit for the twelve months ended December 31, 2021 because payroll in the UK did not start until September 1, 2020.

Net Loss

Our net loss for the twelve months ended December 31, 2021 was $2,576,542 as compared with $364,756 for the comparable prior year period, an increase of $2,211,786. The increase in net operating loss is primarily due to the increase in operating expenses recorded in the current period due to the commencement of operations in 2021 compared to the comparable prior year period.

Current Liquidity and Capital Resources for the Twelve Months Ended December 31, 2021 compared to Twelve Months Ended December 31, 2020

	2021	2020
Summary of Cash Flows:
Net cash used in operating activities	$(1,806,494)	$(281,034)
Net cash used in investing activities	(278,854)	(596,611)
Net cash provided by financing activities	2,054,375	916,761
Foreign currency translation	26,668	(36,912)
Net increase (decrease) in cash and cash equivalents	(4,305)	2,204
Beginning cash and cash equivalents	7,513	5,309
Ending cash and cash equivalents	$3,208	$7,513

Operating Activities

Cash used in operations of $1,806,494 during the year ended December 31, 2021 was primarily a result of our $2,576,542 net loss reconciled with our net non-cash expenses relating to prepaid expenses, COVID-19 HM furlough support, security deposit, accounts payable and accrued expenses, payroll taxes payable and accrued interest on convertible notes. Cash used in operations of $281,034 during the year ended December 31, 2020 was primarily a result of our $364,756 net loss reconciled with our net non-cash expenses relating to the reserve for leasehold improvements, loss on impairment of investment, prepaid expenses, other receivables, COVID-19 furlough support, accounts payable and accrued expenses, and payroll taxes payable. During the year ended December 31, 2020, the Company acquired inventory in the amount of $116,127.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $278,854 versus $596,611 for year ended December 31, 2020. During the years ended December 31, 2021 and 2020, the Company purchased fixed assets in the amount of $12,893 and $215,249, respectively. Additionally in 2021 and 2020, the Company acquired intellectual property in the amount of $265,961 and $381,362, respectivley.

Financing Activities

Net cash provided by financing activities was $2,054,375 for the year ended December 31, 2021 versus net cash provided by financing activities of $916,761 for the year ended December 31, 2020. The net cash provided by financing activities for the year ended December 31, 2021 included repayments in the amount of $191,268 for loan obligations, $1,144 in advances from stockholders, $99,265 in payments on convertible notes, $585,000 in proceeds from notes payable, related parties, $43,355 in contributed capital and $1,754,160 in proceeds from sale of preferred stock. The net cash provided by financing activities for the year ended December 31, 2020 included proceeds in the amount of $191,268 from loan obligations, $165,913 in advances from stockholders, $99,265 in proceeds on convertible notes, $71,042 in proceeds from notes payable, and $389,273 in contributed capital.

Future Capital Requirements

Our capital requirements for 2022 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures, acquisitions, and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

The sale of additional equity or debt securities may result in additional dilution to our shareholders Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Item 7A. Quantitative and Qualitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

CORPORATE UNIVERSE, INC.

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020 INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Corporate Universe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corporate Universe, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred operating losses and has no product sales. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets

As described in Note 1 to the Company’s financial statements, when facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows.  If the sum of the expected future cash flows is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds fair value.

We identified the Company’s application of impairment of long-lived assets as a critical audit matter.  The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors.  Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained management’s impairment analysis on the intangibles and performed the following procedures:

-	Reviewed the analysis.

-	Tested supporting documentation related to management’s conclusion that the expected future cash flows is greater than the carrying value.

-

Assessed the assumptions used by management and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of whether an impairment exists.

Accounting for Business Combination

Effective November 16, 2021, Corporate Universe, Inc. merged with Carbon Ion Energy, Inc. We identified the application of acquisition method of accounting as a critical audit matter due to the complex accounting and reporting standards related to the transaction, and the estimates and assumptions used by management in determining the proper allocation of the consideration given to the assets acquired including identified intangible assets.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained and reviewed the merger agreement and other documents to evaluate the Company’s application of relevant accounting standards to the transaction.

•	We evaluated the reasonableness of the valuation model and methodologies used to arrive at the value applied to acquired assets to include identified intangible assets of the Company.

•	We evaluated the accuracy and completeness of the Company’s presentation of the acquisition in the financial statements, including evaluating whether disclosures were in accordance with relevant accounting standards.

•	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company’s accounting treatment for the acquisition.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2021.
Tampa, Florida
July 26, 2022

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 AND 2020
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$3,208	$7,513
Inventory	114,487	116,127
Deferred legal fees	-	27,021
Covid-19 furlough support	-	46,161
Prepaid expenses and other current assets	78,981	14,396
Income tax credits receivable	590,132	148,955
TOTAL CURRENT ASSETS	786,808	360,173
FIXED ASSETS
Property and equipment, net	187,156	174,263
TOTAL FIXED ASSETS	187,156	174,263
OTHER ASSETS
Intellectual property, net of impairment	613,024	347,063
Security deposits	54,474	-
Right-of-use assets, net of accumulated amortization	490,181	-
TOTAL OTHER ASSETS	1,157,679	347,063
TOTAL ASSETS	$2,131,643	$881,499

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,173,307	$198,111
Balance due on acquisition of ZapGo Ltd	-	191,268
Payroll taxes payable	398,299	173,454
Due to stockholders	5,859	165,913
Note payable related party	585,000	-
Notes payable	70,039	71,042
Current portion of operating lease liabilities	107,915	-
Convertible note payable, including accrued interest	-	99,265
TOTAL CURRENT LIABILITIES	2,340,419	899,053
Operating lease liabilities, net of current portion	401,224	-
TOTAL LIABILITIES	2,741,643	899,053

Commitments and contingencies (Note 15)	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized
Series E: 81,100 authorized, 81,032 and 0 issued and outstanding at
December 31, 2021 and 2020, respectively	8	-
Series F: 100,000 authorized, 100,000 and 0 issued and outstanding at
December 31, 2021 and 2020, respectively	10	-
Series G: 25 authorized, 20 and 0 shares issued and outstanding	-	-
Series C: 100,000 authorized, 0 shares issued and outstanding	-	-
Series D: 100,000 authorized, 100,000 shares issued and outstanding	10	10
Common stock, $0.0001 par value, 2,500,000,000 shares authorized,
533,549,670 and 100,000,000 shares issued and outstanding at
December 31, 2021 and 2020, respectively	53,355	10,000
Additional paid-in-capital	2,292,427	379,357
Accumulated deficit	(2,976,773)	(400,231)
Cumulative translation adjustment	20,963	(6,690)
TOTAL STOCKHOLDERS' DEFICIT	(610,000)	(17,554)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,131,643	$881,499

(See report of independent registered public accounting firm and accompanying notes to consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
SALES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Officers' salaries	537,005	-
Salaries and wages	1,422,868	255,852
Payroll taxes	197,054	46,348
Legal and professional fees	629,236	2,094
General and administrative expenses	280,066	172,452
TOTAL OPERATING EXPENSES	3,066,229	476,746

OPERATING LOSS	(3,066,229)	(476,746)

OTHER INCOME (EXPENSES)
Settlement of ZapGo rent obligation	121,718	-
Interest income	15,324	-
Loss on impairment of intellectual property	-	(34,114)
Interest expense	(85,349)	(304)
LOSS BEFORE INCOME TAX CREDITS	(3,014,536)	(511,164)

Income tax credits	(437,994)	(146,408)

NET LOSS	(2,576,542)	(364,756)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	27,653	(6,690)
COMPREHENSIVE LOSS	$(2,548,889)	$(371,446)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	158,202,558	100,000,000

(See report of independent registered public accounting firm and accompanying notes to consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance, January 1, 2020 (retroactively restated to effect recapitalization)	100,000	$10	100,000,000	$10,000	$(9,916)	$(35,475)	$-	$(35,381)

Contributed capital	-	-	-	-	389,273	-	-	389,273

Foregin currency translation adjustment	-	-	-	-	-	-	(6,690)	(6,690)

Net loss	-	-	-	-	-	(364,756)	-	(364,756)

Balance, December 31, 2020	100,000	10	100,000,000	10,000	379,357	(400,231)	(6,690)	(17,554)

Common stock issued in reverse merger	181,052	18	433,549,670	43,355	1,913,070	-	-	1,956,443

Foregin currency translation adjustment	-	-	-	-	-	-	27,653	27,653

Net loss	-	-	-	-	-	(2,576,542)	-	(2,576,542)

Balance, December 31, 2021	281,052	$28	533,549,670	$53,355	$2,292,427	$(2,976,773)	$20,963	$(610,000)

(See report of independent registered public accounting firm and accompanying notes to consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Cash flows from operating activities:
Net loss	$(2,576,542)	$(364,756)
Adjustments to reconcile net loss to net cash
used in operating activities:

Amortization of right-of-use assets	55,421	-
Reserve for leasehold improvements	-	40,986
Loss on impairment of intellectual property	-	34,114
Changes in operating assets and liabilities:
Inventory	1,640	(116,127)
Deferred legal fees	27,021	(27,021)
COVID-19 furlough support	46,161	(46,161)
Prepaid expenses and other current assets	(64,585)	(544)
Income tax credits receivable	(441,177)	(148,955)
Security deposits	(54,474)	-
Accounts payable and accrued expenses	975,196	173,976
Payroll taxes payable	224,845	173,454
Net cash used in operating activities	(1,806,494)	(281,034)
Cash flows from investing activities:
Acquisition of property and equipment	(12,893)	(215,249)
Addition to intellectual property	(265,961)	(381,362)
Net cash used in investing activities	(278,854)	(596,611)
Cash flows from financing activities:
Principal payments on operating lease obligations	(36,463)	-
Balance due on acquisition of ZapGo Ltd	(191,268)	191,268
Advances from (repayments to) stockholders	(1,144)	165,913
Proceeds from (payments of) convertible notes	(99,265)	99,265
Proceeds from note payable related party	585,000	-
Proceeds from notes payable	-	71,042
Contributed capital	43,355	389,273
Proceeds from the issuance of preferred stock	1,754,160	-
Net cash provided by financing activities	2,054,375	916,761
Effect of exchange rate changes on cash	26,668	(36,912)
Net change in cash	(4,305)	2,204
Cash at beginning of the year	7,513	5,309
Cash at end of the year	$3,208	$7,513

Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Stockholder loans reclassified to additional paid-in capital in exchange for equity	$158,910	$-

(See report of independent registered public accounting firm and accompanying notes to consolidated financial statements)

Corporate Universe, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2021 and 2020

(1) Organization and Business Description

Corporate Universe, Inc. ("COUV”) was incorporated in Delaware on May 28, 1986. On July 17, 2020, the Company changed its name from Carrier Alliance Group Inc. to Corporate Universe, Inc.

The accompanying consolidated financial statements include COUV and its wholly-owned subsidiary Carbon-Ion Energy, Inc. (“CIE”), which includes its wholly owned subsidiary Oxcion Limited (“OXC”) (collectively, the “Company”).

CIE was incorporated under the laws of the State of Delaware on December 29, 2020 and operates as a holding company for OXC, which was incorporated under the laws of England and Wales on February 20, 2009. OXC operated as a business consulting entity until December 31, 2020. Effective March 11, 2021, OXC became a wholly-owned subsidiary of CIE pursuant to a share exchange agreement (see Note 12) whereby the existing stockholders of OXC received the same pro-rata equity interests in CIE. Going forward, OXC plans to market its patented super capacitor technology to customers worldwide.

Effective November 12, 2021, CIE became a wholly-owned subsidiary of COUV pursuant to a share exchange agreement (see Note 12) whereby the existing stockholders of CIE obtained control of COUV. The transaction was accounted for as a change in control with COUV being considered the accounting acquired company and CIE being considered the accounting acquirer. The fiscal year end of the consolidated Company is December 31st.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For financial statement presentation purposes, the Company considers all short-term investments with an original maturity date of three months or less to be cash equivalents.

Inventory

Inventory, which consists substantially of raw materials, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory is valued at the end of each fiscal for the purpose of determining if a reserve for obsolescence needs to be recorded. There is no reserve for obsolescence as of December 31, 2021 or 2020.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the statement of operations. The cost of property and equipment is depreciated using the straight line method over the estimated useful lives of the assets when placed in service, which range from three to seven years.

Income Taxes

The Company has adopted Financial Accounting Standards Board (“FASB”) Account Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. The Company’s federal tax return and any state tax returns are not currently under examination.

OXC accrues research and development (“R&D”) tax credits payable by the HM Revenue and Custioms (“HMRC”) in England based on 14.50% of qualified R&D payroll costs. OXC, at it’s sole dicretion, can elect to forego the tax credit and carryforward the qualified R&D payroll costs to offset future taxable incone in the England.

Intellectual Property

The Company’s intangible assets consist of patents on its technology, recorded at cost. Cost is based on third party expenditures for patent acquisitions and applications. OXC will begin amortizing the intangibles over their estimated remaining useful life when it begins revenue-producing activities. OXC will determine the useful lives of its intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors that will be considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions.

Impairment of Long-lived Assets

Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with ASC 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, “Revenue from contracts with customers.” Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of FASB ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company expects to recognize revenues as the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied.

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of FASB ASC 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of December 31, 2021 and 2020, there were no options outstanding.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to FASB ASC 470-20 "Debt with Conversion and Other Options". In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. As of December 31, 2021 and 2020 there were no convertible debentures outstanding and $99,265 of convertible debentures outstanding, respectively.

Leases

The Company accounts for leases in accordance with FASB ASC 842, “Leases”. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in operating lease – right to use, current portion of operating lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net, current portion in long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

As permitted under FASB ASC 842, the Company has made an accounting policy election not to apply the recognition provisions to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short-term leases at December 31, 2021 and 2020.

Foreign Currency Translation

Assets and liabilities of CIE’s U.K. subsidiary are translated from pounds sterling to United States dollars at the exchange rate in effect at the balance sheet date. Income and expenses are translated at average exchange rates during the year. The translation adjustment for the reporting period is included in the Company’s consolidated statements of operations and comprehensive loss, and the cumulative effect of these adjustments are reported in the Company’s consolidated balance sheets as a cumulative translation adjustment within stockholders’ deficit.

Net Income (Loss) Per Common Share

The Company computes loss per common share, in accordance with FASB ASC 260, “Earnings Per Share”, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options, warrants and convertible preferred stock.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(3) Going Concern

As of December 31, 2021 and 2020, the Company has accumulated operating losses of $2,976,773 and $400,231, respectively, has yet to commence operations and has no product sales related to its patented battery storage technology that was acquired on September 11, 2020, all of which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company is currently addressing its liquidity issues by continually seeking investment capital through private placement of common stock and debt. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or be able to arrange for other financing to fund planned business activities.

(4) Property and Equipment

Property and equipment consisted of the following at December 31:

	2021	2020
Laboratory equipment	$171,801	$174,263
Other equipment	15,355	-
Total	$187,156	$174,263

Property and equipment has not been placed in service and, as such, there was no depreciation expense for the years ended December 31, 2021 and 2020.

(5) Intellectual Property

Intellectual property at December 31, 2021 and 2020, in the amounts of $613,024 and $347,063, respectively, are net of a $34,114 impairment that was recorded at December 31, 2020. The intellectual property includes various super capacitor technology patents that were acquired on September 11, 2020 for $309,783 as part of the ZapCo Ltd (“ZapCo”) acquisition, plus $337,458 of legal fees subsequently incurred directly related to these patents and additional patent applications. The balance due ZapCo as of December 31, 2020 was $191,268, which was paid in the first quarter of 2021. The Company has deferred amortizing the intellectual property until it begins revenue operations in order to more accurately match the expense with the revenue. As such, there was no amortization expense for the years ended December 31, 2021 and 2020.

(6) Operating Lease Right-of-Use Assets and Operating Lease Liabilities

OXC entered into two third-party lease agreements for laboratory equipment. Both leases commenced on May 5, 2021, with one going through April 5, 2023 and the other through May 5, 2023, with monthly rental payment of $1,221 and $605, respectively.

In July 2021, OXC executed a thirty-six month non-cancellable operating lease for laboratory equipment. Monthly payments are approximately $4,600, including VAT, beginning August 1, 2021 through July 31, 2024.

On August 2, 2021, OXC entered into a five year non-cancellable operating lease for laboratory space in Oxfordshire, England. The cost of this space is an average monthly rent of approximately $8,500 over the lease term, including VAT, plus utilities and a pro- rated share of any joint charges as reasonably determined by the landlord.

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. For the year ended December 31, 2021, the Company recorded $78,816 as operating lease expense for these four leases, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Right-of-use assets as of December 31, 2021 are summarized as follows:

Operating leases	$545,602
Less: accumulated amortization	(55,421)
Right-of-use assets, net	$490,181

Operating lease liabilities as of December 31, 2021 are summarized as follows:

Operating leases	$509,139
Less: current portion	(107,915)
Long-term portion	$401,224

Maturity of lease liabilities for the years ending December 31st is as follows:

2022	$153,362
2023	162,109
2024	131,700
2025	109,200
2026	63,700
Total	620,071
Less: imputed interest	(110,932)
Lease liabilities	$509,139

(7) Payroll Taxes Payable

On August 27, 2021, OXC entered into an installment payment arrangement with HM Revenue & Customs in England for the payroll taxes balance due of $364,538 at June 30, 2021 plus approximately $54,600 for the July payroll tax liability. Payments are to be made in five monthly installments of approximately $76,120 beginning in October 2021 with the final installment due in March 2022 of approximately $38,600 plus any interest that will be due. The outstanding balance at December 31, 2021 related to this installment payment arrangement was $191,840 and is included in payroll taxes payable on the consolidated balance sheets was paid off in 2022.

(8) Due To Stockholders

The balances at December 31, 2021 and 2020 of $5,859 and $165,913, respectively, represent monies advanced to the Company by three stockholders, who are also officers, for working capital purposes. These amounts are unsecured, non-interest bearing and payable upon demand. As such, these balances has been classified as a current liability.

(9) Note Payable Related Party

On December 31, 2021, OXC executed a promissory note with an entity that is beneficially owned and controlled by the President of the Company, who is also a director and stockholder, in the amount of $585,000. This note is unsecured, accrues interest at a rate of 1.9% per annum, and it is payable on demand. As such, this balance has been classified as a current liability.

(10) Notes Payable

Notes payable at December 31, 2021 and 2020 in the amount of $70,039 and $71,042, respectively, represents monies advanced to the Company by two unrelated individuals for working capital purposes. The amount due is unsecured, non-interest bearing and payable upon demand. As such, this balance has been classified as a current liability.

On August 23, 2021, CIE received $95,000 pursuant to a promissory note with COUV. This note accrued interest at a rate of 8% per annum and had a maturity date of August 22, 2022. On November 12, 2021 CIE and COUV closed the Share Exchange Agreement dated April 13, 2021 and this note, plus all accrued interest through the date of closing, was forgiven. As such, the entire balance was re-classed to additional paid-in-capital, which was eliminated in consolidation.

On October 29, 2021, CIE received $240,000 pursuant to a promissory note with COUV. This note accrued interest at a rate of 8% per annum and has a maturity date of October 28, 2022. On November 12, 2021 CIE and COUV closed the Share Exchange Agreement dated April 13, 2021 and this note, plus all accrued interest through the date of closing, was forgiven. As such, the entire balance was re-classed to additional paid-in-capital, which was eliminated in consolidation.

(11) Convertible Notes Payable

On April 13, 2021, CIE executed a convertible note payable for $1,500,000 with Corporate Universe, Inc. (“COUV”, or the “Holder”) that superseded and included two previous promissory notes with OXC for $100,000 and $400,000 dated December 20, 2020 and January 25, 2021, respectively, plus an additional $1,000,000 of funding from COUV that is party to the share exchange agreement with CIE dated April 13, 2021. The two previous promissory notes with OXC accrued interest from the respective effective dates at a rate of 10% per annum through April 13, 2021 and the $1,500,000 convertible note accrues interest at a rate of 8% per annum beginning April 13, 2021 through the closing date of the share exchange agreement. On November 12, 2021 CIE and COUV closed the Share Exchange Agreement dated April 13, 2021 and this note, plus all accrued interest through the date of closing, was forgiven. As such, the entire balance was re-classed to additional paid-in-capital, which was eliminated in consolidation.

(12) Share Exchange Agreements

On March 11, 2021, all the stockholders of OXC exchanged 100% of their stock totaling 100,000 issued and outstanding shares for the same pro-rata equity interests in CIE and received a total of 10,000,000 shares of common stock.

On April 13, 2021, CIE entered into a Share Exchange Agreement with COUV whereby COUV would receive 100% of the common stock of CIE in exchange for the issuance by COUV of 100,000,000 shares of newly issued common stock to the stockholders of CIE. The closing of the exchange took place on November 12, 2021 (the “Closing Date”).

In addition, the stockholders of CIE received 100,000 shares in a newly created Series D Convertible Preferred Stock in COUV on a pro-rata basis, which can be convertible into an additional 60% of issued and outstanding shares of the COUV common stock from the Closing Date at the option of the holder. This would result in the issuance of approximately 1,044,000,000 additional shares of COUV common stock upon conversion.

In accordance with FASB ASC 805, “Business Combinations” and FASB ASC 250, “Accounting Changes and Error Corrections”, when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. The financial statements of the receiving entity shall report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period.

(13) Equity

Preferred Stock

The Company has 1,000,000 Shares of Preferred Stock authorized with a par value of $0.0001. The Company has allocated 100,000 Shares for Series C Preferred, 100,000 Shares for Series D Preferred, 81,100 Shares for Series E Preferred, 100,000 Shares for Series F Preferred and 25 Shares for Series G Preferred.

Series E — As of December 31, 2021 and 2020, there are 81,032 and 0 shares issued and outstanding, respectively. The Series E Preferred has the following designations:

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

Series F —As of December 31, 2021 and 2020 there were 100,000 and 0 shares issued and outstanding, respectively. The Series F Preferred has the following designations:

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

Series G — As of December 31, 2021 and 2020 there were 20 and 0 shares issued and outstanding, respectively. The Series G Preferred has the following designations:

•	Each share is convertible at option of holder into 4,000,000 common shares
•	The holders are entitled to receive dividends if and when declared.
•	The Series G holders are entitled to receive liquidation in preference to the common holders and any subsequent issuances of preferred stock.
•	Voting: Each share of the Series G holders is entitled to 4,000,000 votes on all matters before the common stock shareholders.

Series C — As of December 31, 2021 and 2020, there are no Series C shares outstanding. The Series C Preferred has the following designations:

•	Convertible into common upon the Company completing a reverse stock split upon which the amount converted will equal 20% of the issued and outstanding common shares per the reverse split.
•	The holders are entitled to receive dividends on par with common on an as converted basis.
•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.
•	Voting: The holder of this Series of Preferred shall be entitled to vote representing 20% of the votes eligible to be cast in the matter.

Series D — As of December 31, 2021 and 2020 there were 100,000 shares issued and outstanding. The Series D Preferred has the following designations:

•	Each share is convertible at option of holder into 12,938 common shares
•	Voting: Each share of the Series D holders is entitled to 12,938 votes on all matters before the common stock shareholders.

The Company has evaluated each series of the Preferred Stock for proper classification under FASB ASC 480 “Distinguishing Liabilities from Equity” and FASB ASC 815 “Derivatives and Hedging”.

FASB ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. The Company concluded that each series of Preferred Stock was not within the scope of ASC 480 because none of the three conditions for liability classification was present.

FASB ASC 815 generally requires an analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. However, in order to perform this analysis, the Company was first required to evaluate the economic risks and characteristics of each series of the Preferred Stock in its entirety as being either akin to equity or akin to debt. The Company’s evaluation concluded that each series of Preferred Stock was more akin to an equity-like contract largely due to the fact the financial instrument is not mandatorily redeemable for cash and the holders are not entitled to any dividends. Other features of the Preferred Stock that operate like equity, such as the conversion option and voting feature, afforded more evidence, in the Company’s view, that the instrument is more akin to equity. As a result, the embedded conversion features are clearly and closely related to their equity host instruments. Therefore, the embedded conversion features do not require bifurcation and classification as derivative liabilities.

(14) Income Taxes

The Company adopted the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. As a result of the implementation of FASB ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of December 31, 2021, the Company had net operating loss carry forwards of $3,576,430 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance equal to the deferred tax asset relating to these tax loss carry-forwards of approximately $750,000 and $115,000 as of December 31, 2021 and 2020, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations and comprehensive loss. There were no interest or penalties accrued as of December 31, 2021 or 2020.

The R&D income tax credits for the year ended December 31, 2021 and 2020 were $437,994 and $146,408, respectively. The balance due from the HMRC for these R&D income tax credits as of December 31, 2021 and 2020 was $590,132 and $148,955, respectively.

(15) Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2021 and 2020, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

On March 31, 2021, CIE entered into an employment agreement with the Chief Executive Officer (“CEO”), who is also a director, for an initial term of one year with a base salary of $465,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. The Company shall review the base salary on an annual basis and has the right, but not the obligation to increase it, but has no right to decrease the base salary. This agreement automatically extends for additional terms of one year unless either party gives at least six months prior written notice of non- renewal during the initial term or the then current renewal term. In addition, the CEO is entitled to receive an annual bonus up to $400,000 if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors on an annual basis.

On April 12, 2021, CIE entered into an employment agreement with the Chief Financial Officer (“CFO”) who is also a director, for an initial term of one year with a base salary of $250,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. The Company is also obligated to increase the base salary on an annual basis between $15,000 and $30,000 at the discretion of the Compensation Committee of the Board of Directors. The CFO is also entitled to receive a car allowance of $1,000 per month and five weeks paid vacation per year. This agreement automatically extends for additional terms of one year unless either party gives at least six months prior written notice of non-renewal during the initial term or the then current renewal term. In addition, the CFO is entitled to receive a bonus determined by the Compensation Committee of the Board of Directors on an annual basis.

(16) Concentration of Credit Risk

The Company maintains cash balances in interest and non-interest bearing bank accounts, none of which exceeded federally insured limits as of December 31, 2021 or 2020. The Company has not experienced any losses in any of its accounts and management believes not to be exposed to any significant credit risk on cash.

(17) Subsequent Events

From January 1, 2022 through May 10, 2022, the Company sold and issued 26,425,000 shares of restricted common stock to unrelated third parties in a series of private placements for $0.04 per share totaling $1,057,000.

On January 10, 2022, the Company sold 0.075 shares of Series G Convertible Preferred Stock at $100,000 per share for a total of $7,500.

On February 16, 2022, CIE received $75,000 pursuant to an additional promissory note with an unrelated party. This note accrues interest at a rate of 3% per annum, is unsecured and is payable on demand.

On February 23, 2022, OXC formally settled a legal dispute with the two former executives and directors of ZapGo Limited for compensation obligations post acquisition and agreed to an Ex Gratia Payment of $121,221 each. The total balance of $242,442 was included in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2021 and in salaries and wages on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

On April 2, 2022, OXC entered into an additional installment payment arrangement with HM Revenue & Customs in England for payroll taxes liabilities incurred after December 31, 2021 of approximately $277,000. Payments are to be in made in four monthly installments of approximately $69,250 each beginning in May 2022 through August 2022.

On April 9, 2022, CIE received $250,000 pursuant to a promissory note dated March 6, 2022 with an unrelated party and an original principal amount of $275,000. This note accrues interest at a rate of 15% per annum and is payable on September 6, 2022.

On June 19, 2022, the former CEO of COUV agreed to return 10,000,000 of the 15,600,000 shares of the Company’s common stock he received related to the investment in Medicevo in 2020 and the subsequent impairment of that investment as of June 30, 2021.

On June 28, 2022, CIE received $125,000 pursuant to a promissory note with an unrelated party. This note accrues interest at a rate of 15% per annum and is payable on June 28, 2023.

Management has evaluated subsequent events through July 26, 2022, the date the consolidated financial statements were available to be issued, and has determined that there are no other events that would require an adjustment to, or disclosure in, the consolidated financial statements as of December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

At December 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2021, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted an evaluation, under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2021. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

This Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management's report by our registered public accounting firm in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to each of our dierctors and executive officers including their positions and age as of the date of this Annual Report.

Name	Age	Position

Jack (“Jeb”) Brooks	54	President and Director
Adrian Jones	67	Director and CFO
Andrew Sispoidis	55	Director and CEO

Jack (“Jeb”) Brooks began his professional career in 1990 at the Management Associate training program at Citicorp. He was then assigned to Citi’s branch in Taiwan, managing the relationships of multi-national corporations doing business in Taiwan. Later, he moved to London as A.V.P. of equity sales from Asia to European institutional investors. In 1997, Jeb moved to Texas where he worked at a retail bank, substantially improving net income and successfully selling the bank in 1999. Jeb then founded Merlin Engine, a private portfolio management and consulting firm. In 2017, Jeb founded the Jack Brooks Foundation as an apolitical non-profit focused on increasing citizen participation in the voting process. Brooks’ educational background includes a master’s degree from University of Chicago and a B.A. from Wesleyan University. Jeb was an early investor in ZapGo and a major influencer in the recent journey to establish Carbon-Ion.

Adrian H Jones has served in multiple Finance and General Management roles in NASDAQ listed Companies since 1987, including Avant Garde Computing, Inc, Boole and Babbage Inc, IntelliCorp, Intergraph Inc, Via Networks Inc and InfoNet Services Corporation. Mr Jones was the founding Director and CEO and the sole Shareholder of Solutions for Start-Up Ventures Limited in 2009 that was the acquiring business of the ZapGo assets from the Administrator Buchler, Phillips on 11 September 2020. Mr Jones qualified as a Chartered Accountant in England and Wales with KPMG (formerly Thomson McLintock and Co, London) in November 1982.

Andrew Sispoidis is the Chief Executive Officer at Carbon-Ion Energy. As a seasoned business operator, Andrew’s leadership and development skills have led 10 high-growth, middle-market and start-up companies (series A through mezzanine). With a demonstrated ability to improve performance of multi-million-dollar businesses, Andrew has a strong record of revenue and profit growth. He has managed up to 180 direct-reports and $132MM in revenue with a $52MM operating budget. Andrew has previously sold 3 companies, raised more than $250 million in capital, and returned over $1.4 billion in value. Andrew has been recognized as an “Innovator” by the Connecticut Technology Council and the MIT Enterprise Forum. Andrew is an accomplished speaker as a TEDx speaker on cybersecurity and has been a guest lecturer at: Fordham, Columbia, Stanford, Yale, NYU, and the University of Connecticut.

Isaac H. Sutton has been an international entrepreneur for over 45 years focusing on emerging markets and technologies. During such period, Mr. Sutton has conducted business in many countries, including Taiwan, Korea, the Philippines, Poland and Uzbekistan. Mr. Sutton has extensive experience in a variety of industries, including marketing, import and export, electronics, telecommunications, information technology and capital markets. He has served as a founding member and executive officer of numerous ventures over such period, including GoIP Global Inc nka Charge Enterprises (symbol CHRG), GoCOM Corporation, which he founded in June 2011 and has since served as its chief executive officer, Tarsier Ltd , a sustainable energy company which he has since served as its chief executive officer since 2015, SavWatt USA Inc., a supplier of LED bulbs, for which he was the chief executive officer from March 2010 to December 2012, and Starinvest Group, Inc., a business development company, for which he was the chief executive officer from 1997 to 2006. Mr Sutton is currently on the Board & Management of two private companies: Valo Smart City Corporation and Medicevo Corporation. Mr. Sutton holds a Bachelor’s Degree in Business Administration from Pace University. Mr Sutton resigned on March 17, 2022.

Independence of the Board of Directors

As of the date of this Annual Report, none of our directors are independent..

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

Other than as disclosed below, there have been no events under any bankruptcy act, any criminal proceedings and any judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

None.

Item 11. Executive Compensation.

As a “smaller reporting company” under SEC rules, our named executive officers for the fiscal year ended December 31, 2021 and 2020 (collectively, the “Named Executive Officers”) were as follows:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year
		Salary($)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive	Non-Qualified Deferred	All Other	Total
		(3)	($)	($)	($)	Plan Compensation($)	Compensation Earnings ($)	Compensation($)	($)
Isaac H. Sutton CEO, CFO (1)	2021	90,000	-	-	-	-	-	-	90,000
	2020	45,000	50,405	-	-	-	-	-	95,405
Jack (“Jeb”) Brooks, President and Director (2)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-
Adrian Jones, Director and CFO (2)	2021	188,255	-	-	-	-	-	-	188,255
	2020	-	-	-	-	-	-	-	-
Andrew Sispoidis, Director and CEO (2)	2021	348,750	-	-	-	-	-	-	348,750
	2020	-	-	-	-	-	-	-	-

-26-

(1)

Isaac H. Sutton’s compensation in 2021 and 2020 was paid to Sutton Global Associates, Inc., a corporation he beneficially controls as its President, under the terms of a under a Consulting Agreement dated July 1, 2020. Mr. Sutton resigned as CEO and CFO on November 12, 2021 and as a COO on March 17, 2022.

(2)	Messrs. Brooks, Jones and Sispoidis became President, CFO and CEO, respectively, on November 12, 2021.

(3)

Messrs. Jones and Sispoidis salary for 2021 is salary paid by Carbon-ion from the inception of their respective contracts with Carbon-Ion through December 31, 2021 as detailed in the Employment Agreements section below.

Employment Agreements

On March 31, 2021, Carbon-Ion entered into an employment agreement with Andrew Sispoidis pursuant to which Mr. Sispoidis shall serve at the Chief Executive Officer for an initial term of one year with a base salary of $465,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. Carbon-Ion shall review the base salary on an annual basis and has the right but not the obligation to increase it, but has no right to decrease the base salary. This agreement automatically extends for additional terms of one year unless either party gives at least six months prior written notice of non- renewal during the initial term or the then current renewal term. In addition, Mr.Sispoidis is entitled to receive an annual bonus up to $400,000 if Carbon-Ion meets or exceeds criteria adopted by the compensation committee of the board of directors on an annual basis.

On April 12, 2021, Carbon-Ion entered into an employment agreement with Adrian Jones pursuant to which Mr. Jones shall serve as the Chief Financial Officer for an initial term of one year with a base salary of $250,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. Carbon-Ion is also obligated to increase the base salary on an annual basis between $15,000 and $30,000 at the discretion of the compensation committee of the board of directors. Mr. Jones is also entitled to receive a car allowance of $1,000 per month and five weeks paid vacation per year. This agreement automatically extends for additional terms of one year unless either party gives at least six months prior written notice of non-renewal during the initial term or the then current renewal term. In addition, Mr. Jones is entitled to receive a bonus determined by the compensation committee of the board of directors on an annual basis.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans.

We did not have any equity compensation plans as of December 31, 2021.

Outstanding Equity Awared at End of 2021.

We had no outstanding equity awards as of December 31, 2021

Compensation of Directors

We did not pay compensation to any of our directors in the year ended December 31, 2021.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with our director or executive officer, and we are not obligated to pay severance or other enhanced benefits to our executive officer upon termination of his employment.

Director Agreements

The Company has not currently entered into any formal written agreements with members of its Board of Directors.

Board of Directors

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serve at the discretion of the Board of Directors.

The board of directors acts as the Audit Committee and the Board of Directors has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. The Company intends to continue to search for a qualified individual for hire.

Independence of the Board of Directors

As of the date of this Annual Report, none of our directors are independent..

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth certain information regarding beneficial ownership of our Common Stock and Preferred Stock as of July 25, 2022, post Close on such date by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)	Percentage of Total Voting Power (3)
Jack Brooks(4)	766,562,500	60.29%	39.30%
Adrian Jones(5)	209,062,500	27.73%	10.72%
Andrew Sispoidis(6)	209,062,500	27.73%	10.72%
Isaac Sutton(7)	15,600,000	2.79%	0.80%

All Executive Officers and Directors as a group (4 people)	987,977,000	71.65%	61.54%

5% Shareholders
Robert DelVecchio(8)	139,375,000	20.22%	7.15%
Seacor Capital Inc(9)	111,011,000	17.52%	5.69%
Equity Markets Advisory(10)	70,068,000	11.12%	3.59%
Primo Ianieri	29,950,990	5.35%	1.54%
Horace T. Ardinger, Jr.	28,333,330	5.06%	1.45%

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the SEC and the information in the following table is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(*) - Less than 1%.

(1)	Except as otherwise below, the address of each beneficial owner is c/o Corporate Universe, Inc, 2093 Philadelphia Pike, #8334, Claymont, DE 19703.

(2)

Applicable percentage ownership is based on (i) 559,974,670 shares of Common Stock outstanding; (ii) 100,000 shares of Series D Preferred Stock outstanding; (iii) 81,032 shares of Series E Preferred Stock outstanding; (iv) 100,000 shares of Series F Preferred Stock outstanding and (v) 19.675 shares of Series G Preferred Stock oustanding as of May 21, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of May 21, 2022, for each stockholder.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each share of Series D Preferred Stock shall be convertible into 12,937.50 shares of the Company’s Common Stock. Each share of Series E Preferred Stock shall be convertible into 1,000 shares of the Company’s Common Stock. Each share of Series F Preferred Stock shall be convertible into 40 shares of the Company’s Common Stock. Each shares of Series G Preferred Stock shall be convertible into 4,000,000 shares of the Company’s Common Stock.

Each share of Series D Preferred Stock shall be entitled to the number of votes equal to the number of shares into which each share of Series D Preferred Stock is convertible. Each share of Series E Preferred Stock and Series F Preferred Stock shall be entitled to 100 votes on any matter presented to common stockholders. Each share of Series G Preferred Stock shall be entitled to 4,000,000 votes on any matter presented to common stockholders.

(3)

Percentage of Total Voting Power is based on 1,950,527,870 votes and include (i) 559,974,670 voting rights attached to common stock; (ii) 1,293,750,000 votes attached to Series D Preferred Stock; (iii) 8,103,200 voting rights attached to Series E Preferred Stock; (iv) 10,000,000 voting rights attached to Series F Preferred Stock and (v) 78,700,000 voting rights attached to Series G Preferred Stock.

(4)

Includes 711,562,500 shares of Common Stock underlying 55,000 shares of Series D Preferred Stock held in the name of Merlin Engine LLC, a limited liability company beneficially controlled by Jack Brooks, issued in connection with the Share Exchange.

(5)	Includes 194,062,500 shares of Common Stock underlying 15,000 shares of Series D Preferred Stock held by Mr. Jones, issued in connection with the Share Exchange.

(6)	Includes 194,062,500 shares of Common Stock underlying 15,000 shares of Series D Preferred Stock held by Mr. Sispoidis, issued in connection with the Share Exchange.

(7)	Includes 15,600,000 shares of Common Stock held in the name of Sutton Global Associates, Inc., a corporation beneficially controlled by Isaac H. Sutton as its President.

(8)	Includes 129,375,000 shares of Common Stock underlying 10,000 shares of Series D Preferred Stock held by Mr. DelVecchio, issued in connection with the Share Exchange.

(9)

Includes (i) 40,611,000 shares of Common Stock underlying 40,611 shares of Series E Preferred Stock, (ii) 2,000,000 shares of Common Stock underlying 50,000 shares of Series F Preferred Stock, and (iii) 30,900,000 shares of Common Stock underlying 7.73 shares of Series G Preferred Stock issued to Seacor Capital.

(10)

Includes (i) 33,268,000 shares of Common Stock underlying 33,268 shares of Series E Preferred Stock, (ii) 2,000,000 shares of Common Stock underlying 50,000 shares of Series F Preferred Stock, and (iii) 34,800,000 shares of Common Stock underlying 8.70 shares of Series G Preferred Stock issued to Equity Markets Advisory.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers and directors are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, to our knowledge none of the Section 16(a) filing requirements applicable to our officers and directors were filed filed during the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as disclosed below, there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On November 2, 2020 and subsequently amended on December 1, 2020, the Company entered into a Share Exchange agreement to acquire 1,000,000 Shares of Medicevo Corporation (“Medicevo”), a Delaware Corporation, from its shareholder, for $150,000 in cash invested in Medicevo and 15,600,000 shares of the Company’s common stock valued at $280,800 to Medicevo’s shareholder. Medicevo’s majority shareholder was beneficially controlled by Isaac H. Sutton (“Sutton”), the Company’s former CEO. The Company had recorded the Investment in Medicevo in the amount of $430,800 as a non-current asset on the balance sheet of December 31, 2020 and accounted for the investment under the cost method, which requires a periodic assessment for impairment. As of June 30, 2021 management determined this investment had no future value and, as such, recorded a loss on impairment for the six months ended June 30, 2021 in the amount of $430,800. In addition, Sutton agreed to return 10,000,000 shares of the Company’s common stock on June 19, 2022.

The balances at December 31, 2021 and 2020 of $5,859 and $165,319, respectively, represent monies advanced to the Company by three stockholders, who are also officers and directors, for working capital purposes. These amounts are unsecured, non-interest bearing and payable upon demand. Of the balance at December 31, 2020, $158,910 was exchanged for equity in Carbon-ion prior to the share exchange with the Company on November 12, 2021.

On December 31, 2021, Oxion executed a promissory note with an entity that is beneficially owned and controlled by the President of the Company, who is also a director and stockholder, in the amount of $585,000. This note is unsecured, accrues interest at a rate of 1.9% per annum, and it is payable on demand.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Accell Audit & Compliance for professional services rendered for the year ended December 31, 2021 and 2020:

	Year Ended
	December 31,	December 31,
	2021	2020
Audit Fees	$26,000	$12,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$26,000	$12,500

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors' Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed and discussed with Accell, our audited consolidated financial statements contained in this Annual Report on Form 10-K for the years ended December 31, 2021 and 2020. The Board of Directors also has discussed with the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as part of this report

(1)	Financial Statements:

The consolidated fianncial statements required by this Item are included begininng at page F-1.

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or notes thereto.

(b) Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on April 26, 2021).
3.2	By-laws, (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on April 26, 2021)
3.3	Certificate of Designation for the Series C Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on November 30, 2021).
3.4	Certificate of Designation for the Series D Preferred Stock, dated November 12, 2021 (Incorporated by reference to Exhibit 3.1(ii) to the Company’s Form 8-K filed on November 17, 2021).
3.5	Certificate of Designation for the Series E Preferred Stock (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-Q filed on November 30, 2021).
3.6	Certificate of Designation for the Series F Preferred Stock (Incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q filed on November 30, 2021).
3.7	Certificate of Designation for the Series G Preferred Stock (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q filed on November 30, 2021).
4.1*	Description of the Company’s Capital Stock
4.2*	3% Promissory Note dated February 16, 20222 in the amount of $75,000 issued by Carbon-Ion.
4.3*	15% Promissory Note dated April 9, 2022 in the amount of $250,000 issued by Carbon-Ion.
4.4*	15% Promissory Note dated June 28, 2022 in the amount of $125,000 issued by Carbon-Ion.
10.1+	Consulting Agreement with Sutton Global Associates, Inc. dated July 1, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on April 26, 2021).
10.2	Share Exchange Agreement with Carbon Ion dated April 13, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 filed on April 26, 2021)
10.3	Promissory Note issued by Carbon Ion dated April 13, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 filed on April 26, 2021)
10.4	Security Agreement issued by Carbon Ion and Oxcion dated April 13, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 filed on April 26, 2021)
10.5	Termination Agreement dated April 13, 2021 and Prior Notes Replaced by April 13, 2021 Promissory Note (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 filed on April 26, 2021)
10.6	Binding Letter of Intent dated December 10, 2020 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 filed on April 26, 2021)
10.7*+	Employment Agreement dated March 31, 2021 between the Company and Andrew Sispoidis
10.8*+	Employment Agreement dated April 12, 2021 beween the Company and Adrian Jones
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Accell Audit & Compliance
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	List of Zapgo Patents (Incorporated by refered to Exhibit 99.2 to the Company’s Form 10 filed on April 26, 2021)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL

* +	Filed herewith Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Universe, Inc.

Date: July 29, 2022	By	/s/ Jack Brooks
Jack Brooks, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 29, 2022.

Signature	Capacity

/s/ Jack Brooks
Jack Brooks	President and director (Principal Executive Officer)

/s/ Adrian Jones
Adrian Jones	Chief Financial Officer and director (Principal Financial and Accounting Officer)

/s/ Andrew Sispoidis
Andrew Sispoidis	Chief Executive Officer and director

