Form 10-Q
period 2022-03-31
CORPORATE UNIVERSE INC
filed 2022-10-14
CIK 1450307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 on September 23, 2022 was 559,974,670.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements

Corporate Universe, Inc.

3

CORPORATE UNIVERSE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$44,063	$3,208
Inventory	111,792	114,487
Prepaid expenses	24,830	78,981
Value added tax receivable	22,868	-
Income tax credits receivable	649,539	590,132
TOTAL CURRENT ASSETS	853,092	786,808
FIXED ASSETS
Property and equipment	227,428	187,156
TOTAL FIXED ASSETS	227,428	187,156
OTHER ASSETS
Intellectual property, net of impairment	657,018	613,024
Security deposits	53,192	54,474
Right-of-use assets, net of accumulated amortization	460,754	490,181
TOTAL OTHER ASSETS	1,170,964	1,157,679
TOTAL ASSETS	$2,251,484	$2,131,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$901,370	$1,173,307
Payroll taxes payable	330,822	398,299
Due to stockholders	85,789	5,859
Note payable related party	585,000	585,000
Notes payable	75,000	70,039
Current portion of operating lease liabilities	124,514	107,915
TOTAL CURRENT LIABILITIES	2,102,495	2,340,419
Operating lease liabilities, net of current portion	366,573	401,224
TOTAL LIABILITIES	2,469,068	2,741,643
Commitments and contingencies (Note 13)
STOCKHOLDERS’ DEFICIT
Preferred Stock, $.0001 par value, 1,000,000 shares authorized
Series E: 81,100 authorized, 81,032 issued and outstanding	8	8
Series F: 100,000 authorized, 100,000 issued and outstanding	10	10
Series G: 25 authorized, 20 shares issued and outstanding	-	-
Series C: 100,000 authorized, 0 shares issued and outstanding	-	-
Series D: 100,000 authorized, 100,000 issued and outstanding	10	10
Common stock, $.0001 par value, 2,500,000,000 shares authorized, 558,349,670 and 533,549,670 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	55,835	53,355
Additional paid-in-capital	3,289,447	2,292,427
Accumulated deficit	(3,536,109)	(2,976,773)
Cumulative translation adjustment	(26,785)	20,963
TOTAL STOCKHOLDERS’ DEFICIT	(217,584)	(610,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,251,484	$2,131,643

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months
	March 31,
	2022	2021
SALES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Officers’ salaries	170,225	-
Salaries and wages	162,165	247,425
Management fee	7,500	-
Payroll taxes	37,263	33,706
Legal and professional fees	161,455	272,835
General and administrative expenses	91,348	28,625
TOTAL OPERATING EXPENSES	629,956	582,591

OPERATING LOSS	(629,956)	(582,591)

OTHER INCOME (EXPENSES)
Interest expense	(2,743)	(9,589)
LOSS BEFORE INCOME TAX CREDITS	(632,699)	(592,180)

Income tax credits	73,363	103,043

NET LOSS	(559,336)	(489,137)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	29,310	(11,750)
COMPREHENSIVE LOSS	$(530,026)	$(500,887)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	545,949,670	100,000,000

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance, December 31, 2021	281,052	$28	533,549,670	$53,355	$2,292,427	$(2,976,773)	$20,963	$(610,000)

Issuance of common stock	-	-	24,800,000	2,480	989,520	-	-	992,000

Issuance of Series G preferred stock	-	-	-	-	7,500	-	-	7,500

Foreign currency translation adjustment	-	-	-	-	-	-	(47,748)	(47,748)

Net loss	-	-	-	-	-	(559,336)	-	(559,336)

Balance, March 31, 2022	281,052	$28	558,349,670	$55,835	$3,289,447	$(3,536,109)	$(26,785)	$(217,584)

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance, December 31, 2020	100,000	$10	100,000,000	$10,000	$379,357	$(400,231)	$(6,690)	$(17,554)

Stockholder loans reclassified	-	-	-	-	162,975	-	-	162,975

Foreign currency translation adjustment	-	-	-	-	-	-	383	383

Net loss	-	-	-	-	-	(489,137)	-	(489,137)

Balance, March 31, 2021	100,000	$10	100,000,000	$10,000	$542,332	$(889,368)	$(6,307)	$(343,333)

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(559,336)	$(489,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	29,427	-
Changes in operating assets and liabilities:
Inventory	2,695	(1,131)
Prepaid expenses	54,151	29,364
Value added tax receivable	(22,868)	-
Income tax credits receivable	(59,407)	(104,493)
COVID-19 furlough support	-	29,561
Accounts payable and accrued expenses	(271,937)	214,699
Security deposit	1,282	-
Payroll taxes payable	(67,477)	130,347
Net cash used in operating activities	(893,470)	(190,790)
Cash flows from investing activities:
Acquisition of property and equipment	(40,272)	(1,696)
Addition to intellectual property	(43,994)	(109,017)
Net cash used in investing activities	(84,266)	(110,713)
Cash flows from financing activities:
Principal payments on operating lease obligations	(18,052)	-
Proceeds from (repayments of) loan obligation	-	(191,268)
Advances from (repayments to) stockholders	79,930	116,316
Proceeds from (payments of) convertible notes	-	410,324
Proceeds from notes payable	4,961	692
Proceeds from the issuance of common stock	992,000	-
Proceeds from the issuance of preferred stock	7,500	-
Net cash provided by financing activities	1,066,339	336,064
Effect of exchange rate changes on cash	(47,748)	383
Net change in cash	40,855	34,944
Cash at beginning of the year	3,208	7,513
Cash at end of the year	$44,063	$42,457

Supplemental Disclosures:
Non-cash investing and financing activities:
Stockholder loans reclassified to additional paid-in capital in exchange for equity	$-	$162,975
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to the unaudited consolidated financial statements)

Corporate Universe, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

For The Three Months Ended March 31, 2022

(1) Organization and Business Description

Corporate Universe, Inc. (“COUV”) was incorporated in Delaware on May 28, 1986. On July 17, 2020, the Company changed its name from Carrier Alliance Group Inc. to Corporate Universe, Inc.

The accompanying consolidated financial statements include COUV and its wholly-owned subsidiary Carbon-Ion Energy, Inc. (“CIE”), which includes its wholly owned subsidiary Oxcion Limited (“OXC”) (collectively, the “Company”).

CIE was incorporated under the laws of the State of Delaware on December 29, 2020 and operates as a holding company for OXC, which was incorporated under the laws of England and Wales on February 20, 2009. OXC operated as a business consulting entity until December 31, 2020. Effective March 11, 2021, OXC became a wholly-owned subsidiary of CIE pursuant to a share exchange agreement whereby the existing stockholders of OXC received the same pro-rata equity interests in CIE. Going forward, OXC plans to market its patented super capacitor technology to customers worldwide.

Effective November 12, 2021, CIE became a wholly-owned subsidiary of COUV pursuant to a share exchange agreement whereby the existing stockholders of CIE obtained control of COUV. The transaction was accounted for as a change in control with COUV being considered the accounting acquired company and CIE being considered the accounting acquirer. The fiscal year end of the consolidated Company is December 31st.

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

Inventory

Inventory, which consists substantially of raw materials, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory is valued at the end of each fiscal period for the purpose of determining if a reserve for obsolescence needs to be recorded. There is no reserve for obsolescence as of March 31, 2022 and December 31, 2021.

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

OXC accrues research and development (“R&D”) tax credits payable by the HM Revenue and Customs (“HMRC”) in England based on 14.50% of qualified R&D payroll costs. OXC, at its sole discretion, can elect to forego the tax credit and carryforward the qualified R&D payroll costs to offset future taxable income in the England.

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

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of FASB ASC 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of March 31, 2022 and December 31, 2021, there were no options outstanding.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to FASB ASC 470-20 “Debt with Conversion and Other Options”. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. As of March 31, 2022 and December 31, 2021, there were no convertible debentures outstanding.

Leases

The Company accounts for leases in accordance with FASB ASC 842, “Leases”. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in right-of-use assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, current portion in long-term debt and long-term debt in the Company’s consolidated balance sheets.

As permitted under FASB ASC 842, the Company has made an accounting policy election not to apply the recognition provisions to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short-term leases at March 31, 2022 and December 31, 2021.

Foreign Currency Translation

Assets and liabilities of CIE’s U.K. subsidiary are translated from pounds sterling to United States dollars at the exchange rate in effect at the consolidated balance sheet date. Income and expenses are translated at average exchange rates during the year. The translation adjustment for the reporting period is included in the Company’s consolidated statements of operations and comprehensive loss, and the cumulative effect of these adjustments are reported in the Company’s consolidated balance sheets as a cumulative translation adjustment within stockholders’ deficit.

Net Income (Loss) Per Common Share

The Company computes loss per common share, in accordance with FASB ASC 260, ”Earnings Per Share”, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options, warrants and convertible preferred stock.

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

(3) Going Concern

As of March 31, 2022, the Company has accumulated operating losses of $3,536,109, has yet to commence operations and has no product sales related to its patented battery storage technology that was acquired on September 11, 2020, all of which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company is currently addressing its liquidity issues by continually seeking investment capital through private placement of common stock and debt. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or be able to arrange for other financing to fund planned business activities.

(4) Property and Equipment

Property and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

Laboratory equipment	$227,428
Total	$227,428

Property and equipment has not been placed in service and, as such, there was no depreciation expense for the three months ended March 31, 2022 and 2021.

(5) Intellectual Property

Intellectual property at March 31, 2022 in the amount of $657,018 is net of a $33,412 impairment. The intellectual property includes various super capacitor technology patents that were acquired on September 11, 2020 for $309,783 as part of the ZapGo Ltd (“ZapGo”) acquisition, plus $380,647 of legal fees subsequently incurred directly related to these patents and additional patent applications. The Company has deferred amortizing the intellectual property until it begins revenue operations in order to more accurately match the expense with the revenue. As such, there was no amortization expense for the three months ended March 31, 2022 and 2021.

(6) Operating Lease Right-of-Use Assets and Operating Lease Liabilities

OXC entered into two third-party lease agreements for laboratory equipment. Both leases commenced on May 5, 2021, with one through April 5, 2023 and the other through May 5, 2023, with monthly rental payments of $1,221 and $605, respectively.

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

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended March 31, 2022, the Company recorded $41,753 as operating lease expense for these four leases, which is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Right-of-use assets are summarized as follows:

	March 31, 2022	December 31, 2021
Operating leases	$545,602	$545,602
Less: accumulated amortization	(84,848)	(55,421)
Right-of-use assets, net	$460,754	$490,181

Operating lease liabilities are summarized as follows:

	March 31, 2022	December 31, 2021
Operating leases	$491,087	$509,139
Less: current portion	(124,514)	(107,915)
Long-term portion	$366,573	$401,224

Maturity of lease liabilities for the fiscal periods ending March 31st is as follows:

2023	$167,012
2024	156,631
2025	120,450
2026	109,200
2027	36,400
Total	589,693
Less: imputed interest	(98,606)
Lease liabilities	$491,087

(7) Payroll Taxes Payable

On August 27, 2021, OXC entered into an installment payment arrangement with the HM Revenue & Customs (“HMRC”) in England for the payroll taxes balance due of $364,538 at June 30, 2021 plus approximately $54,600 for the July payroll tax liability. Payments are to be made in five monthly installments of approximately $76,120 beginning in October 2021 with the final installment due in March 2022 of approximately $38,600 plus any interest that will be due. This final balance was not paid when due and, as such, was added to the additional installment payment arrangement with the HMRC dated April 2, 2022.

(8) Due to Stockholders

The balance at March 31, 2022 and December 31, 2021 of $85,789 and $5,859, respectively, represents monies advanced to the Company by two stockholders, who are also officers, for working capital purposes. These amounts are unsecured, non-interest bearing and payable upon demand. As such, these balances have been classified as a current liability.

(9) Note Payable Related Party

On December 31, 2021, OXC executed a promissory note with an entity that is beneficially owned and controlled by the President of the Company, who is also a director and stockholder, in the amount of $585,000. This note is unsecured, accrues interest at a rate of 1.9% per annum and it is payable on demand. As such, this balance has been classified as a current liability at March 31, 2022.

(10) Notes Payable

On February 16, 2022, CIE received $75,000 pursuant to an additional promissory note with an unrelated party for working capital purposes. This note accrues interest at a rate of 3% per annum, is unsecured and is payable on demand. As such, this balance has been classified as a current liability at March 31, 2022. The $70,039 balance at December 31, 2021 was repaid during the quarter ended March 31, 2022.

(11) Equity

Preferred Stock

The Company has 1,000,000 Shares of Preferred Stock authorized with a par value of $0.0001. The Company has allocated 100,000 Shares for Series C Preferred, 100,000 Shares for Series D Preferred, 81,100 Shares for Series E Preferred, 100,000 Shares for Series F Preferred and 25 Shares for Series G Preferred.

On January 10, 2022, the Company sold and issued .075 shares of Series G Convertible Preferred Stock at $100,000 per share for a total of $7,500.

Series E — As of March 31, 2022 and December 31, 2021 there are 81,032 shares issued and outstanding. The Series E Preferred has the following designations:

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

Series F —As of March 31, 2022 and December 31, 2021 there were 100,000 shares issued and outstanding. The Series F Preferred has the following designations:

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

Series G — As of March 31, 2022 and December 31, 2021 there were approximately 20 issued and outstanding. The Series G Preferred has the following designations:

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

Series C — As of March 31, 2022 and December 31, 2021 there are no Series C shares outstanding. The Series C Preferred has the following designations:

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

Series D — As of March 31, 2022 and December 31, 2021 there were 100,000 shares issued and outstanding. The Series D Preferred has the following designations:

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

Common Stock

The Company has 2,500,000,000 Shares of Common Stock authorized with a par value of $0.0001. As of March 31, 2022 and December 31, 2021 there are 558,349,670 and 533,549,670 shares issued and outstanding, respectively.

From January 1, 2022 through March 31, 2022, the Company sold and issued 24,800,000 shares of restricted common stock to unrelated third parties in a series of private placements for $0.04 per share totaling $992,000.

(12) Income Tax Credits

The Company adopted the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. As a result of the implementation of FASB ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2022, the Company had net operating loss carry forwards of $3,512,081 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance equal to the deferred tax asset relating to these tax loss carry-forwards of approximately $740,000 and $625,000 as March 31, 2022 and December 31, 2021, respectively.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations and comprehensive loss. There were no interest or penalties accrued as of March 31, 2022 and December 31, 2021.

The R&D income tax credits for the three months ended March 31, 2022 and 2021 were $73,363 and $103,043, respectively. The balance due from the HMRC for these R&D income tax credits as of March 31, 2022 and December 31, 2021 was $649,539 and $590,132, respectively.

(13) Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

On March 31, 2021, CIE entered into an employment agreement with the Chief Executive Officer (“CEO”), who is also a director, for an initial term of one year with a base salary of $465,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. The Company shall review the base salary on an annual basis and has the right, but not the obligation to increase it, but has no right to decrease the base salary. This agreement automatically extends for additional terms of one year unless either party gives at least six months prior written notice of non- renewal during the initial term or the then current renewal term. In addition, the CEO is entitled to receive an annual bonus up to $400,000 if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors.

On April 12, 2021, CIE entered into an employment agreement with the Chief Financial Officer (“CFO”) who is also a director, for an initial term of one year with a base salary of $250,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. The Company is also obligated to increase the base salary on an annual basis between $15,000 and $30,000 at the discretion of the Compensation Committee of the Board of Directors. The CFO is also entitled to receive a car allowance of $1,000 per month and five weeks paid vacation per year. This agreement automatically extends for additional terms of one year unless either party gives at least six months prior written notice of non-renewal during the initial term or the then current renewal term. In addition, the CFO is entitled to receive an annual bonus determined by the Compensation Committee of the Board of Directors.

On February 23, 2022, OXC formally settled a legal dispute with the two former executives and directors of ZapGo Limited for compensation obligations post acquisition and agreed to an Ex Gratia Payment of $121,221 each. The total balances of $126,259 and $242,442 were included in accounts payable and accrued expenses on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. The total balance of $242,442 was accrued and recorded in salaries and wages on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

(14) Concentration of Credit Risk

The Company maintains cash balances in interest and non-interest bearing bank accounts, none of which exceeded federally insured limits as of March 31, 2022. The Company has not experienced any losses in any of its accounts and management believes not to be exposed to any significant credit risk on cash.

(15) Subsequent Events

On April 2, 2022, OXC entered into an additional installment payment arrangement with HM Revenue & Customs in England for payroll taxes liabilities of approximately $277,000, including the $38,600 balance due from the previous installment payment arrangement. Payments were to be in made in four monthly installments of approximately $69,250 each beginning in May 2022 through August 2022, but were put on hold while the R&D income tax credits through March 31, 2022 were being processed by the HM Revenue & Customs. Although the R&D income tax credits were finalized and remitted to OXC on August 24, 2022, an updated installment payment arrangement has yet to be established with HM Revenue & Customs.

On April 9, 2022, CIE received $250,000 pursuant to a promissory note dated March 6, 2022 with an unrelated party and an original principal amount of $275,000. This note accrues interest at a rate of 15% per annum and is payable on September 6, 2022. This note was not repaid on September 6, 2022 and is currently in default. However, the note holder has agreed to extend the maturity date to March 5, 2023.

From May 3, 2022 through September 22, 2022, the Company sold 4,750,000 shares of restricted common stock to unrelated third parties in a series of private placements for $0.04 per share totaling $190,000.

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

As of September 22, 2022, CIE has raised gross proceeds of $175,000 related to a private placement offering of convertible notes that expires on December 31, 2022. Each note accrues interest at a rate of 10% per annum and matures on June 15, 2024. The maximum offering is $7,000,000 and requires a minimum investment of $5,000 from only accredited investors. Each note provides its holder the right to acquire certain shares of CIE’s Equity Securities based on a future qualified financing. Each note will convert into shares of Equity Securities at a discount of twenty percent (20%) off the cash price paid per share for the Equity Securities by the new investors in the qualified financing.

Management has evaluated subsequent events through October 11, 2022, the date the consolidated financial statements were available to be issued, and has determined that there are no other events that would require an adjustment to, or disclosure in, the consolidated financial statements as of March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” of our Annual Report on Form 10K filed on July 29, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Forward-Looking Statements

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

Organization and Nature of Business

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

Lamborghini recognized this in their recently launched supercar costing $3.5m the ‘Sian’ that has adopted regenerative braking using super capacitors as their first move to electric powertrains. Supercapacitors can deliver more power, more quickly than a battery solution. As part of the VW Group, Lamborghini elected to go a different route to the rest with their first ever hybrid car, and not follow the industry orthodoxy of a Lithium battery solution. As a result, we believe a hybrid solution using new super capacitor technology with complimentary battery technology represents the most promising path to unlock a mass market shift. A super capacitor can provide that immediate fast delivery (kick) mechanism and then once momentum and velocity is achieved the system moves over to battery power. In this way, the system can be better optimized for both cost and performance.

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

We are focused on energy storage applications, which have a stringent set of requirements for super capacitor but our super capacitor technology also has applicability in other large and growing markets such as frequency response and fast recovery storage. Supercapacitors are best used when you need energy fast.

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

We are looking to raise funds that will enable us to expand and accelerate research and development activities and undertake additional initiatives. As well as continuing to develop our scientific and engineering capabilities at Milton Park Abingdon England, we will use third party pilot lines, to achieve our goal of being prepared to begin the transition to high volume manufacturing capability from 2025.

We intend to work closely with original equipment manufacturers (“OEMs”) to make our cells widely available over time. We recognize that our super capacitor technology has applicability in other large and growing markets including energy storage and other electricity grid type environments such a frequency response. We expect that the heavy transport industries such as shipping, trains, planes and nascent infrastructure charging will also feature.

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

Carbon-Ion was founded to develop a new class of energy storage device with considerable functional improvements over commercially available supercapacitors or ‘ultra-capacitors’.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues

Revenues for the three months ended March 31, 2022 were $0 as compared with $0 for the comparable prior period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales for the three months ended March 31, 2022 and 2021 from its supercapacitor technology.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $629,956 as compared with $582,591 for the comparable prior period, an increase of $47,365, or approximately 8.0%. The increase in operating expenses resulted primarily from an $84,965 increase in payroll related expenses, a $111,380 decrease in legal and professional fees, and a $62,723 increase in general and administrative expenses compared to the comparable prior period. The increase in payroll related expenses results from the hiring of additional employees in the current period compared to the comparable prior period.

Net Operating Loss

Our net operating loss for the three months ended March 31, 2022 was $629,956 as compared with a net operating loss of $582,591 for the comparable prior period, an increase of $47,365, or approximately 8.0%. The increase in net operating loss is primarily due to the increase in operating expenses recorded in the current period compared to the comparable prior period.

Other Income (Expenses)

Other expenses for the three months ended March 31, 2022 was $2,743 as compared with $9,589 for the comparable prior period, a decrease of $6,846, or approximately 71.4%, directly related to decreased interest expense.

Net Loss

Our net loss for the three months ended March 31, 2022 was $559,336 as compared with a net loss of $489,137 for the comparable prior year period, an increase of $70,199, or approximately 14.4%. The increase in net loss is primarily related to decrease in the income tax credits in the current period compared to the comparable prior period and an increase in operating expenses in the current period compared to the comparable prior period.

Current Liquidity and Capital Resources for the three months ended March 31, 2022 compared to the three months ended March 31, 2021

	2022	2021
Summary of Cash Flows:
Net cash used in operating activities	$(893,470)	$(190,790)
Net cash used in investing activities	(84,266)	(110,783)
Net cash provided by financing activities	1,066,339	336,064
Effect of exchange rate changes on cash	(47,748)	383
Net increase in cash and cash equivalents	40,855	34,944
Beginning cash and cash equivalents	3,208	7,513
Ending cash and cash equivalents	$44,063	$42,457

Operating Activities

Cash used in operations of $893,470 during the three months ended March 31, 2022 was primarily a result of our $559,336 net loss reconciled with our net non-cash expenses relating to prepaid expenses, income tax credits receivables, accounts payable and accrued expenses and payroll taxes payable. Cash used in operations of $190,790 during the three months ended March 31, 2021 was primarily a result of our $489,137 net loss reconciled with our net non-cash expenses relating to prepaid expenses, income tax credits receivables, COVID-19 HM furlough support, accounts payable and accrued expenses and payroll taxes payable.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 of $84,266 resulted primarily from the acquisition of property and equipment of $40,272 and the addition to intellectual property in the amount of $43,994. Net cash used in investing activities for the three months ended March 31, 2021 of $110,713 resulted primarily from the acquisition of property and equipment of $1,696 and the addition to intellectual property in the amount of $109,017.

Financing Activities

Net cash provided by financing activities was $1,066,339 for three months ended March 31, 2022, which consisted of $18,052 in principal payments on lease obligations, $79,930 in advances from stockholders, $4,961 in proceeds from notes payable, $992,000 in proceeds from sale of common stock and $7,500 in proceeds from sale of preferred stock. Net cash provided by financing activities was $336,064 for three months ended March 31, 2021, which consisted of ($191,268) in repayment of loan obligation, $116,316 in advances from stockholders, $410,324 in proceeds from convertible notes, and $692 in proceeds from the issuance of notes payable.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the end of fiscal year 2022 and into fiscal year 2023 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the three months ended March 31, 2022, the Company had a net loss of $559,336, had net cash used in operating activities of $893,470, had negative working capital of $1,249,403, an accumulated deficit of $3,536,109 and stockholders’ deficit of $217,584. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At March 31, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2022, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

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

Our management has conducted an evaluation, under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer of the effectiveness of our internal control over financial reporting as of March31, 2022. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

This Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this quarterly report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Please see Item 3 to our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on July 29, 2022, (the “Annual Report”) for a description of pending litigation. There have been no additional developments or updates from the Annual Report.

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From May 11, 2022 through September 22, 2022, the Company sold 3,125,000 shares of restricted common stock to an unrelated third party in private placement for $0.04 per share totaling $125,000 for working capital purposes. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Universe, Inc.

Date: October __, 2022	By:	/s/ Jack Brooks
Jack Brooks, President
(Principal Executive Officer)

Date: October __, 2022	By:	/s/ Adrian Jones
Adrian Jones, Chief Financial Officer
(Principal Financial and Accounting Officer)

