Form 10-Q/A
period 2022-03-31
CORPORATE UNIVERSE INC
filed 2022-10-18
CIK 1450307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 on October 14, 2022 was 559,974,670.

EXPLANATORY NOTE

Corporate Universe, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2022, as originally filed with the Securities and Exchange Commission on October 14, 2022 (the “Original Filing”), solely to (i) update the date on the cover page for the Company’s outstanding shares of its common stock to October 14, 2022 and (ii) to date the signature page and the Exhibits 31 and 32 certifications as the signature page and the certifications were undated in the Original Filing.

This Amendment speaks as of the original filing date and does not reflect events occurring after the Original Filing or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Filing.

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

Corporate Universe, Inc.

Date: October 18, 2022	By:	/s/ Jack Brooks
Jack Brooks, President
(Principal Executive Officer)

Date: October 18, 2022	By:	/s/ Adrian Jones
Adrian Jones, Chief Financial Officer
(Principal Financial and Accounting Officer)

