Form 10-Q
period 2022-06-30
CORPORATE UNIVERSE INC
filed 2022-11-17
CIK 1450307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 on November 16, 2022 was 553,099,670.

2

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements.

Financial Statements

Corporate Universe, Inc.

3

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,705	$3,208
Inventory	103,377	114,487
Prepaid expenses	11,028	78,981
Value added tax receivable	145,546	-
Income tax credits receivable	712,859	590,132
TOTAL CURRENT ASSETS	978,515	786,808
FIXED ASSETS
Property and equipment	695,824	187,156
TOTAL FIXED ASSETS	695,824	187,156
OTHER ASSETS
Intellectual property, net of impairment	653,421	613,024
Security deposits	49,188	54,474
Right-of-use assets, net of accumulated amortization	430,834	490,181
TOTAL OTHER ASSETS	1,133,443	1,157,679
TOTAL ASSETS	$2,807,782	$2,131,643

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,610,136	$1,173,307
Payroll taxes payable	463,615	398,299
Due to stockholders	287,784	5,859
Note payable related party	585,000	585,000
Notes payable	425,000	70,039
Current portion of operating lease liabilities	133,861	107,915
TOTAL CURRENT LIABILITIES	3,505,396	2,340,419
Operating lease liabilities, net of current portion	334,130	401,224
TOTAL LIABILITIES	3,839,526	2,741,643
Commitments and contingencies (Note 13)
STOCKHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized Series C: 100,000 authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Series D: 100,000 authorized, 100,000 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10	10
Series E: 81,100 authorized, 81,032 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8	8
Series F: 100,000 authorized, 100,000 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10	10
Series G: 25 authorized, 20 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 549,974,670 and 533,549,670 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	54,998	53,355
Additional paid-in-capital	3,355,284	2,292,427
Accumulated deficit	(4,322,724)	(2,976,773)
Cumulative translation adjustment	(119,330)	20,963
TOTAL STOCKHOLDERS' DEFICIT	(1,031,744)	(610,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,807,782	$2,131,643

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021

SALES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-
OPERATING EXPENSES
Officers' salaries	197,728	179,318	367,953	179,318
Salaries and wages	141,199	327,080	303,364	574,505
Personnel expenses	-	-	7,500	-
Payroll taxes	8,606	54,625	45,869	88,331
Legal and professional fees	348,011	121,062	509,466	393,897
General and administrative expenses	193,669	52,226	285,017	80,851
TOTAL OPERATING EXPENSES	889,213	734,311	1,519,169	1,316,902
OPERATING LOSS	(889,213)	(734,311)	(1,519,169)	(1,316,902)
OTHER INCOME (EXPENSES)
Interest expense	(6,352)	(27,421)	(9,095)	(37,010)
LOSS BEFORE INCOME TAX CREDITS	(895,565)	(761,732)	(1,528,264)	(1,353,912)
Income tax credits	108,950	122,458	182,313	225,501
NET LOSS	(786,615)	(639,274)	(1,345,951)	(1,128,411)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(166,616)	3,382	(137,306)	(8,368)
COMPREHENSIVE LOSS	$(953,231)	$(635,892)	$(1,483,257)	$(1,136,779)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES:
Basic and diluted	560,724,670	100,000,000	553,337,170	100,000,000

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance, December 31, 2021	281,052	$28	533,549,670	$53,355	$2,292,427	$(2,976,773)	$20,963	$(610,000)

Issuance of common stock	-	-	24,800,000	2,480	989,520	-	-	992,000

Issuance of Series G preferred stock	-	-	-	-	7,500	-	-	7,500

Foreign currency translation adjustment	-	-	-	-	-	-	(47,748)	(47,748)

Net loss	-	-	-	-	-	(559,336)	-	(559,336)

Balance, March 31, 2022	281,052	28	558,349,670	55,835	3,289,447	(3,536,109)	(26,785)	(217,584)

Issuance of common stock	-	-	1,625,000	163	64,837	-	-	65,000

Return of common stock	-	-	(10,000,000)	(1,000)	1,000	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(92,545)	(92,545)

Net loss	-	-	-	-	-	(786,615)	-	(786,615)

Balance, June 30, 2022	281,052	$28	549,974,670	$54,998	$3,355,284	$(4,322,724)	$(119,330)	$(1,031,744)

(See accompanying notes to the unaudited consolidated financial statements)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance, December 31, 2020	100,000	$10	100,000,000	$10,000	$379,357	$(400,231)	$(6,690)	$(17,554)

Stockholder loans reclassified	-	-	-	-	162,975	-	-	162,975

Foreign currency translation adjustment	-	-	-	-	-	-	383	383

Net loss	-	-	-	-	-	(489,137)	-	(489,137)

Balance, March 31, 2021	100,000	10	100,000,000	10,000	542,332	(889,368)	(6,307)	(343,333)

Foreign currency translation adjustment	-	-	-	-	-	-	(8,751)	(8,751)

Net loss	-	-	-	-	-	(639,274)	-	(639,274)

Balance, June 30, 2021	100,000	$10	100,000,000	$10,000	$542,332	$(1,528,642)	$(15,058)	$(991,358)

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,345,952)	$(1,128,411)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of right-of-use assets	59,347	2,924
Changes in operating assets and liabilities:
Inventory	11,110	(1,224)
Prepaid expenses	67,953	(12)
Value added tax receivable	(145,546)	-
Income tax credits receivable	(122,727)	(225,501)
COVID-19 HM furlough support	-	46,161
Security deposits	5,286	-
Accounts payable and accrued expenses	436,830	312,047
Payroll taxes payable	65,316	201,675
Operating lease liabilities	(41,148)	(3,023)
Net cash used in operating activities	(1,009,531)	(795,364)
Cash flows from investing activities:
Acquisition of property and equipment	(508,668)	(17,576)
Addition to intellectual property	(40,397)	(183,135)
Net cash used in investing activities	(549,065)	(200,711)
Cash flows from financing activities:
Repayment of loan obligations	-	(191,268)
Advances from stockholders	281,925	116,411
Proceeds from convertible notes	-	1,438,051
Proceeds from notes payable	354,961	749
Proceeds from the issuance of common stock	1,057,000	-
Proceeds from the issuance of preferred stock	7,500	-
Net cash provided by financing activities	1,701,386	1,363,943
Effect of exchange rate changes on cash	(140,293)	(8,368)
Net increase in cash	2,497	359,500
Cash at beginning of the period	3,208	7,513
Cash at end of the period	$5,705	$367,013

Supplemental disclosure of cash flow information:
Stockholder loans reclassified to additional paid-in capital in exchange for equity	$-	$162,975
Operating lease right-of-use assets exchanged for operating
lease liabilities	$-	$40,397
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to the unaudited consolidated financial statements)

Corporate Universe, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

For The Six Months Ended June 30, 2022

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

Inventory

Inventory, which consists substantially of raw materials, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory is valued at the end of each fiscal period for the purpose of determining if a reserve for obsolescence needs to be recorded. There is no reserve for obsolescence as of June 30, 2022 and December 31, 2021.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statements of operations. The cost of property and equipment is depreciated using the straight line method over the estimated useful lives of the assets when placed in service, which range from three to seven years.

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

OXC accrues research and development (“R&D”) tax credits receivable from the HM Revenue and Customs (“HMRC”) in England based on 14.50% of qualified R&D payroll costs. OXC, at its sole discretion, can elect to forego the tax credit and, instead, carry forward the qualified R&D payroll costs to offset future taxable income in England.

Intellectual Property

The Company’s intangible assets consist of patents on its technology, recorded at cost. Cost is based on third party expenditures for patent acquisitions and applications. OXC will begin amortizing the intangibles over their estimated remaining useful life when they commence revenue-producing activities. OXC will determine the useful lives of its intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors that will be considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions.

Impairment of Long-lived Assets

Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with ASC 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value. There is no reserve for impairment as of June 30, 2022 and December 31, 2021.

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

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of FASB ASC 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of June 30, 2022 and December 31, 2021, there were no options outstanding.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to FASB ASC 470-20 "Debt with Conversion and Other Options". In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. As of June 30, 2022 and December 31, 2021, there were no convertible debentures outstanding.

Leases

The Company accounts for leases in accordance with FASB ASC 842, “Leases”. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in right-of-use assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, current portion of long-term debt, and long-term debt in the Company’s consolidated balance sheets.

As permitted under FASB ASC 842, the Company has made an accounting policy election not to apply the recognition provisions to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short-term leases at June 30, 2022 and December 31, 2021.

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

(3) Going Concern

As of June 30, 2022, the Company has accumulated operating losses of $4,322,724, has yet to commence operations and has no product sales related to its patented battery storage technology that was acquired on September 11, 2020, all of which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company is currently addressing its liquidity issues by continually seeking investment capital through private placement of common stock and debt. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or be able to arrange for other financing to fund planned business activities.

(4) Property and Equipment

Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Laboratory equipment	$210,308	$187,156
Leasehold improvements	485,516	-
Total	$695,824	$187,156

Property and equipment has not been placed in service and, as such, there was no depreciation expense for the three and six months ended June 30, 2022 and 2021.

(5) Intellectual Property

Intellectual property at June 30, 2022 and December 31, 2021 in the amounts of $653,421 and $613,024 are presented net of impairment reserves of $30,897 and $33,412, respectively. The intellectual property includes various super capacitor technology patents that were acquired on September 11, 2020 for $309,783 as part of the ZapGo Ltd (“ZapGo”) acquisition, plus $374,535 of legal fees subsequently incurred directly related to these patents and additional patent applications. The Company has deferred amortizing the intellectual property until it begins revenue operations in order to more accurately match the expense with the revenue. As such, there was no amortization expense for the three and six months ended June 30, 2022 and 2021.

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

On August 2, 2021, OXC entered into a five year non-cancellable operating lease for laboratory space in Oxfordshire, England. The cost of this space is an average monthly rent of approximately $8,500 over the lease term, including VAT, plus utilities and a pro-rata share of any joint charges as reasonably determined by the landlord.

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. For the three and six months ended June 30, 2022 and 2021, the Company recorded operating lease expense for the leases described above in the amounts of $92,871 and $135,585, respectively, and $3,652 and $3,652, respectively, which are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Right-of-use assets are summarized as follows:

	June 30, 2022	December 31, 2021

Operating leases	$545,602	$545,602
Less: accumulated amortization	(114,768)	(55,421)
Right-of-use assets, net	$430,834	$490,181

Operating lease liabilities are summarized as follows:

	June 30, 2022	December 31, 2021

Operating leases	$467,991	$509,139
Less: current portion	(133,861)	(107,915)
Long-term portion	$334,130	$401,224

Maturity of lease liabilities for the years ending December 31st are follows:

2023	$88,056
2024	162,109
2025	131,700
2026	109,200
2027	63,700
Total	554,765
Less: imputed interest	(86,774)
Lease liabilities	$467,991

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

On April 2, 2022, OXC entered into an additional installment payment arrangement with HMRC for payroll taxes liabilities of approximately $277,000, including the $38,600 balance due from the previous installment payment arrangement. Payments were to be in made in four monthly installments of approximately $69,250 each beginning in May 2022 through August 2022, but were put on hold while the R&D income tax credits through March 31, 2022 were being processed by the HM Revenue & Customs. Although the R&D income tax credits were finalized and remitted to OXC on August 24, 2022, an updated installment payment arrangement has yet to be established with HM Revenue & Customs.

Payroll taxes payable at June 30, 2022 and December 31, 2021 were $463,615 and $398,299, respectively.

(8) Due to Stockholders

The balance at June 30, 2022 and December 31, 2021 of $13,576 and $5,859, respectively, represents monies advanced to the Company by two stockholders, who are also officers, for working capital purposes. These amounts are unsecured, non-interest bearing and payable upon demand. As such, these balances have been classified as a current liability.

During the six months ended June 30, 2022, an additional $274,208 was advanced by the President of the Company, who is also a director and stockholder, for working capital purposes. This amount is unsecured, non-interest bearing and payable on demand. As such, this balance has been classified as a current liability.

(9) Note Payable Related Party

On December 31, 2021, OXC executed a promissory note with an entity that is beneficially owned and controlled by the President of the Company, who is also a director and stockholder, in the amount of $585,000. This note is unsecured, accrues interest at a rate of 1.9% per annum and is payable on demand. As such, this balance has been classified as a current liability at June 30, 2022 and December 31, 2021. The Company recorded interest expense in connection with this note for the three and six months ended June 30, 2022 in the amounts of $2,779 and $5,558, respectively, and accrued interest at June 30, 2022 and December 31, 2021 totaled $5,558 and $0, respectively.

(10) Notes Payable

On February 16, 2022, CIE received $75,000 pursuant to a promissory note with an unrelated party for working capital purposes. This note accrues interest at a rate of 3% per annum, is unsecured and payable on demand. As such, this balance has been classified as a current liability at June 30, 2022.

The $70,039 balance at December 31, 2021 was repaid during the quarter ended March 31, 2022.

On April 6, 2022, CIE received $250,000 pursuant to a promissory with an unrelated party with an original principal amount of $275,000 dated March 6, 2022. This note accrues interest at a rate of 15% per annum and is payable on May 5, 2023. The discount of $25,000 is being amortized to interest expense on a straight-line basis. During the three and six months ended June 30, 2022, the Company recorded interest expense of $23,495.

On June 24, 2022, CIE received $100,000 pursuant to a promissory note with an unrelated party for working capital purposes. This note accrues interest at a rate of 15% per annum and is payable on June 24, 2023. During the three and six months ended June 30, 2022, the Company recorded interest expense of $250.

(11) Equity

Preferred Stock

The Company has 1,000,000 Shares of Preferred Stock authorized with a par value of $0.0001. The Company has allocated 100,000 Shares for Series C Preferred, 100,000 Shares for Series D Preferred, 81,100 Shares for Series E Preferred, 100,000 Shares for Series F Preferred and 25 Shares for Series G Preferred.

On January 10, 2022, the Company sold and issued .075 shares of Series G Convertible Preferred Stock at $100,000 per share for a total of $7,500.

Series C — As of June 30, 2022 and December 31, 2021 there are no Series C shares outstanding. The Series C Preferred has the following designations:

•	Convertible into common shares upon the Company completing a reverse stock split upon which the amount converted will equal 20% of the issued and outstanding common shares per the reverse split.
•	The holders are entitled to receive dividends on par with common stock on an as converted basis.
•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.
•	Voting: The holder of this Series of Preferred shall be entitled to vote representing 20% of the votes eligible to be cast in the matter.

Series D — As of June 30, 2022 and December 31, 2021 there were 100,000 shares issued and outstanding. The Series D Preferred has the following designations:

•	Each share is convertible at option of holder into 12,938 common shares
•	Voting: Each share of the Series D holders is entitled to 12,938 votes on all matters before the common stock shareholders.

Series E — As of June 30, 2022 and December 31, 2021 there are 81,032 shares issued and outstanding. The Series E Preferred has the following designations:

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

Series F —As of June 30, 2022 and December 31, 2021 there were 100,000 shares issued and outstanding. The Series F Preferred has the following designations:

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

Series G — As of June 30, 2022 and December 31, 2021 there were 20 shares issued and outstanding. The Series G Preferred has the following designations:

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

Common Stock

The Company has 2,500,000,000 shares of Common Stock authorized with a par value of $0.0001. As of June 30, 2022 and December 31, 2021 there are 549,974,670 and 533,549,670 shares issued and outstanding, respectively.

From January 1, 2022 through June 30, 2022, the Company sold and issued 26,425,000 shares of restricted common stock to unrelated third parties in a series of private placements for $0.04 per share totaling $1,057,000.

On June 19, 2022, the former CEO of COUV agreed to return 10,000,000 of the 15,600,000 shares of the Company’s common stock he received related to the investment in Medicevo in 2020 and the subsequent impairment of that investment as of June 30, 2021.

(12) Income Taxes

The Company adopted the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. As a result of the implementation of FASB ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of June 30, 2022, the Company had net operating loss carry forwards of $4,322,724 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance equal to the deferred tax asset relating to these tax loss carry-forwards of approximately $908,000 and $625,000 as June 30, 2022 and December 31, 2021, respectively.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations and comprehensive loss. There were no interest or penalties accrued as of June 30, 2022 and December 31, 2021.

The Company recorded R&D income tax credits for the three and six months ended June 30, 2022 and 2021 of $108,950 and $122,458, respectively, and $182,313, and $225,501, respectively. The balance due from the HMRC for these R&D income tax credits as of June 30, 2022 and December 31, 2021 was $712,859 and $590,132, respectively.

(13) Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

On February 23, 2022, OXC formally settled a legal dispute with the two former executives and directors of ZapGo Limited for compensation obligations post acquisition and agreed to an Ex Gratia Payment of $121,221 each. The total balances of $126,259 and $242,442  were included in accounts payable and accrued expenses on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The total balance of $242,442 was accrued and recorded in salaries and wages on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

(14) Concentration of Credit Risk

The Company maintains cash balances in interest and non-interest bearing bank accounts, none of which exceeded federally insured limits as of June 30, 2022. The Company has not experienced any losses in any of its accounts and management believes not to be exposed to any significant credit risk on cash.

(15) Subsequent Events

In July 2022 the Company sold 3,125,000 shares of restricted common stock to an unrelated third party in a private placement for $0.04 per share totaling $125,000.

From July 14, 2022 to September 12, 2022, CIE raised gross proceeds of $180,000 related to a private placement offering of convertible notes that expires on December 31, 2022. Each note accrues interest at a rate of 10% per annum and matures on June 15, 2024. The maximum offering is $7,000,000 and requires a minimum investment of $5,000 from only accredited investors. Each note provides its holder the right to acquire certain shares of CIE’s Equity Securities based on a future qualified financing. Each note will convert into shares of Equity Securities at a discount of twenty percent (20%) off the cash price paid per share for the Equity Securities by the new investors in the qualified financing.

On August 10, 2022, CIE received $125,000 pursuant to a promissory note with an unrelated party. This note accrues interest at a rate of 15% per annum and is payable on June 28, 2023.

On September 28, 2022, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of the Series E Convertible Preferred Stock (the “Series E Certificate of Amendment”), to (i) include an adjustment provision upon a stock split or reverse stock split; (ii) include a revised voting provision whereby the amount of votes each holder of Series E Preferred Stock is entitled to vote on matters brought before our Common stockholders equals votes equal to the amount of shares into which their shares of Series E Preferred Stock are convertible and (iii) include a new protective provision under Section 8 of Series E Certificate of Amendment to provide Series E Preferred stockholder with a class vote approving any reverse stock split of our Common Stock.

On September 28, 2022, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of the Series F Convertible Preferred Stock (the “Series F Certificate of Amendment”), to (i) include an adjustment provision upon a stock split or reverse stock split; (ii) include a revised voting provision whereby the amount of votes each holder of Series F Preferred Stock is entitled to vote on matters brought before our Common stockholders equals votes equal to the amount of shares into which their shares of Series F Preferred Stock are convertible and (iii) include a new protective provision under Section 8 of the Series F Certificate of Amendment to provide Series F Preferred stockholder with a class vote approving any reverse stock split of our Common Stock.

On September 28, 2022, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of the Series G Convertible Preferred Stock (the “Series G Certificate of Amendment”), to (i) include an adjustment provision upon a stock split or reverse stock split; (ii) include a revised voting provision whereby the amount of votes each holder of Series G Preferred Stock is entitled to vote on matters brought before our Common stockholders equals votes equal to the amount of shares into which their shares of Series G Preferred Stock are convertible and (iii) include a new protective provision under Section 8 of the Series G Certificate of Amendment to provide Series G Preferred stockholders with a class vote approving any reverse stock split of our Common Stock.

On October 26, 2022, CIE received $15,000 pursuant to a promissory note with an unrelated party. This note accrues interest at a rate of 15% per annum and is payable on March 26, 2023.

Management has evaluated subsequent events through November 16, 2022, the date the consolidated financial statements were available to be issued, and has determined that there are no other events that would require an adjustment to, or disclosure in, the consolidated financial statements as of June 30, 2022.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues

Revenues for the three months ended June 30, 2022 were $0 as compared with $0 for the comparable prior period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales for the three months ended June 30, 2022 and 2021 from its supercapacitor technology.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were $889,213 as compared with $734,311 for the comparable prior period, an increase of $154,902, or approximately 21%. The increase in operating expenses resulted primarily from a $185,881 decrease in salaries and wages, a $226,949 increase in legal and professional fees, and a $141,443 increase in general and administrative expenses compared to the comparable prior period. Such changes result from a reduction in staff in the second quarter of 2022 and an increased in legal and professional fees and general and administrative expenses in the second quarter of 2022 in anticipation of commencing operations in the last six months of 2022.

Net Operating Loss

Our net operating loss for the three months ended June 30, 2022 was $889,213 as compared with a net operating loss of $734,311 for the comparable prior period, an increase of $154,902, or approximately 21%. The increase in net operating loss is directly due to the overall net increase in operating expenses recorded in the current period compared to the comparable prior period as described in the caption immediately above.

Other Income (Expenses)

Other expenses for the three months ended June 30, 2022 was $6,352 as compared with $27,421 for the comparable prior period, a decrease of $21,069, or approximately 77%, directly related to decreased interest expense.

Net Loss

Our net loss for the three months ended June 30, 2022 was $786,615 as compared with a net loss of $639,274 for the comparable prior year period, an increase of $147,341, or approximately 23%. The increase in net loss is primarily related to the increase net operating loss as described in the captions above.

Comprehensive Loss

Our net comprehensive loss for the three months ended June 30, 2022 was $953,231 as compared with a comprehensive net loss of $635,892 for the comparable prior year period, an increase of $317,339 or approximately 50%. The increase in net comprehensive loss is comprised of the change in net loss described above plus the $169,998 change in the foreign currency translation adjustment which is attributable to changes in exchange rates.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues

Revenues for the six months ended June 30, 2022 were $0 as compared with $0 for the comparable prior period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales for the six months ended June 30, 2022 and 2021 from its supercapacitor technology.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were $1,519,169 as compared with $1,316,902 for the comparable prior period, an increase of $202,267, or approximately 15%. The increase in operating expenses resulted primarily from a $271,141 decrease in salaries and wages, a $115,569 increase in legal and professional fees, and a $204,166 increase in general and administrative expenses compared to the comparable prior period. Such changes result from a reduction in staff in the first six months of 2022 and an increased in legal and professional fees and general and administrative expenses in the first six months of 2022 in anticipation of commencing operations in the last six months of 2022.

Net Operating Loss

Our net operating loss for the six months ended June 30, 2022 was $1,519,169 as compared with a net operating loss of $1,316,902 for the comparable prior period, an increase of $202,267, or approximately 15%. The increase in net operating loss is directly due to the overall net increase in operating expenses recorded in the current period compared to the comparable prior period as described in the caption immediately above.

Other Income (Expenses)

Other expenses for the six months ended June 30, 2022 was $9,095 as compared with $37,010 for the comparable prior period, a decrease of $27,915, or approximately 75%, directly related to decreased interest expense. Such decrease is attributable to notes outstanding in early 2021 which were satisfied as of December 31, 2021.

Net Loss

Our net loss for the six months ended June 30, 2022 was $1,345,951 as compared with a net loss of $1,128,411 for the comparable prior year period, an increase of $217,540, or approximately 19%. The increase in net loss is primarily related to the increase net operating loss as described in the captions above.

Comprehensive Loss

Our net comprehensive loss for the six months ended June 30, 2022 was $1,483,257 as compared with a comprehensive net loss of $1,136,779 for the comparable prior year period, an increase of $346,478 or approximately 31%. The increase in net comprehensive loss is comprised of the change in net loss described above plus the $128,938 change in the foreign currency translation adjustment which is attributable to changes in exchange rates.

Current Liquidity and Capital Resources for the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	2022	2021
Summary of Cash Flows:
Net cash used in operating activities	$(1,009,531)	$(795,364)
Net cash used in investing activities	(549,065)	(200,711)
Net cash provided by financing activities	1,701,386	1,363,943
Effect of exchange rate changes on cash	(140,293)	(8,368)
Net increase in cash and cash equivalents	2,497	359,500
Beginning cash and cash equivalents	3,208	7,513
Ending cash and cash equivalents	$5,705	$367,013

Operating Activities

Cash used in operations of $968,383 during the six months ended June 30, 2022 was primarily a result of our $1,345,951 net loss reconciled with our net non-cash expenses relating to prepaid expenses, value added taxes receivable, income tax credits receivables, accounts payable and accrued expenses and payroll taxes payable. Cash used in operations of $795,265 during the six months ended June 30, 2021 was primarily a result of our $1,128,411 net loss reconciled with our net non-cash expenses relating to income tax credits receivable, accounts payable and accrued expenses, and payroll taxes payable.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 of $549,065 resulted primarily from the acquisition of property and equipment of $508,668. Net cash used in investing activities for the six months ended June 30, 2021 of $200,711 resulted primarily from the addition to intellectual property in the amount of $183,135.

Financing Activities

Net cash provided by financing activities was $1,660,238 for six months ended June 30, 2022, which consisted primarily of $274,208 in additional proceeds from a note payable to a related party, $354,961 in proceeds from the issuance of notes payable, and $1,057,000 from the issuance of common stock. Net cash provided by financing activities was $1,363,844 for six months ended June 30, 2021, consisted primarily of $1,438,051 in proceeds from the issuance pf convertible notes.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended June 30, 2022, the Company had a net loss of $1,345,951 had net cash used in operating activities of $968,383, had negative working capital of $2,526,881 an accumulated deficit of $4,322,724 and stockholders’ deficit of $1,031,744. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At June 30, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2022, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

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

Our management has conducted an evaluation, under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer of the effectiveness of our internal control over financial reporting as of June 30, 2022. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

This Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management's report by our registered public accounting firm in this quarterly report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

Corporate Universe, Inc.

Date: November 16, 2022	By:	/s/ Jack Brooks
Jack Brooks, President
(Principal Executive Officer)

Date: November 16, 2022	By:	/s/ Adrian Jones
Adrian Jones, Chief Financial Officer
(Principal Financial and Accounting Officer)

