Form 10-Q
period 2022-09-30
CORPORATE UNIVERSE INC
filed 2022-11-21
CIK 1450307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 on November 21, 2022 was 553,099,670.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Financial Statements

Corporate Universe, Inc.

3

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$94,318	$3,208
Inventory	94,639	114,487
Prepaid expenses	22,762	78,981
Income tax credits receivable	187,518	590,132
TOTAL CURRENT ASSETS	399,237	786,808
FIXED ASSETS
Property and equipment	787,146	187,156
TOTAL FIXED ASSETS	787,146	187,156
OTHER ASSETS
Intellectual property, net of impairment	660,478	613,024
Security deposits	45,030	54,474
Right-of-use assets, net of accumulated amortization	400,138	490,181
TOTAL OTHER ASSETS	1,105,646	1,157,679
TOTAL ASSETS	$2,292,029	$2,131,643

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,469,395	$1,173,307
Payroll taxes payable	552,280	398,299
Due to stockholders	247,804	5,859
Note payable related party	585,000	585,000
Notes payable, net of discount	561,125	70,039
Current portion of operating lease liabilities	91,562	107,915
Convertible notes payable	175,000	-
TOTAL CURRENT LIABILITIES	3,682,166	2,340,419
Operating lease liabilities, net of current portion	343,462	401,224
TOTAL LIABILITIES	4,025,628	2,741,643
Commitments and contingencies (Note 13)
STOCKHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized Series C: 100,000 authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Series D: 100,000 authorized, 100,000 issued and outstanding at September 30, 2022 and December 31, 2021	10	10
Series E: 81,100 authorized, 81,032 issued and outstanding at September 30, 2022 and December 31, 2021	8	8
Series F: 100,000 authorized, 100,000 issued and outstanding at September 30, 2022 and December 31, 2021	10	10
Series G: 25 authorized, 20 shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 553,099,670 and 533,549,670 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	55,311	53,355
Additional paid-in-capital	3,479,971	2,292,427
Accumulated deficit	(4,973,860)	(2,976,773)
Cumulative translation adjustment	(295,049)	20,963
TOTAL STOCKHOLDERS' DEFICIT	(1,733,599)	(610,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,292,029	$2,131,643

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021

SALES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-
OPERATING EXPENSES
Officers' salaries	186,598	172,089	554,551	351,407
Salaries and wages	77,064	178,494	380,428	752,999
Personnel expenses	-	-	7,500	-
Payroll taxes	76,830	46,785	122,699	135,116
Legal and professional fees	296,055	65,620	805,521	459,517
General and administrative expenses	35,992	94,522	321,009	175,373
TOTAL OPERATING EXPENSES	672,539	557,510	2,191,708	1,874,412
OPERATING LOSS	(672,539)	(557,510)	(2,191,708)	(1,874,412)
OTHER INCOME (EXPENSES)
Interest income	197	-	197	-
Loss on impairment of intellectual property	-	-	-	-
Interest expense	(35,195)	(31,183)	(44,290)	(68,193)
LOSS BEFORE INCOME TAX CREDITS	(707,537)	(588,693)	(2,235,801)	(1,942,605)
Income tax credits	56,401	74,912	238,714	300,413
NET LOSS	(651,136)	(513,781)	(1,997,087)	(1,642,192)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(135)	(130,933)	(137,441)	(139,301)
COMPREHENSIVE LOSS	$(651,271)	$(644,714)	$(2,134,528)	$(1,781,493)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	551,537,170	100,000,000	550,549,670	100,000,000

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance, December 31, 2021	281,052	$28	533,549,670	$53,355	$2,292,427	$(2,976,773)	$20,963	$(610,000)

Issuance of common stock	-	-	24,800,000	2,480	989,520	-	-	992,000

Issuance of Series G preferred stock	-	-	-	-	7,500	-	-	7,500

Foreign currency translation adjustment	-	-	-	-	-	-	(47,748)	(47,748)

Net loss	-	-	-	-	-	(559,336)	-	(559,336)

Balance, March 31, 2022	281,052	28	558,349,670	55,835	3,289,447	(3,536,109)	(26,785)	(217,584)

Issuance of common stock	-	-	1,625,000	163	64,837	-	-	65,000

Return of common stock	-	-	(10,000,000)	(1,000)	1,000	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(92,545)	(92,545)

Net loss	-	-	-	-	-	(786,615)	-	(786,615)

Balance, June 30, 2022	281,052	28	549,974,670	54,998	3,355,284	(4,322,724)	(119,330)	(1,031,744)

Issuance of common stock	-	-	3,125,000	313	124,687	-	-	125,000

Foreign currency translation adjustment	-	-	-	-	-	-	(175,719)	(175,719)

Net loss	-	-	-	-	-	(651,136)	-	(651,136)

Balance, September 30, 2022	281,052	$28	553,099,670	$55,311	$3,479,971	$(4,973,860)	$(295,049)	$(1,733,599)

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance, December 31, 2020	100,000	$10	100,000,000	$10,000	$379,357	$(400,231)	$(6,690)	$(17,554)

Stockholder loans reclassified	-	-	-	-	162,975	-	-	162,975

Foreign currency translation adjustment	-	-	-	-	-	-	383	383

Net loss	-	-	-	-	-	(489,137)	-	(489,137)

Balance, March 31, 2021	100,000	10	100,000,000	10,000	542,332	(889,368)	(6,307)	(343,333)

Foreign currency translation adjustment	-	-	-	-	-	-	(8,751)	(8,751)

Net loss	-	-	-	-	-	(639,274)	-	(639,274)

Balance, June 30, 2021	100,000	10	100,000,000	10,000	542,332	(1,528,642)	(15,058)	(991,358)

Foreign currency translation adjustment	-	-	-	-	-	-	(197,576)	(197,576)

Net loss	-	-	-	-	-	(513,781)	-	(513,781)

Balance, September 30, 2021	100,000	$10	100,000,000	$10,000	$542,332	$(2,042,423)	$(212,634)	$(1,702,715)

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,997,087)	$(1,642,192)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of right-of-use assets	90,043	26,436
Amortization of note payable discount	11,125	-
Changes in operating assets and liabilities:
Inventory	19,848	1,632
Prepaid expenses	56,219	5,231
Income tax credits receivable	402,614	(336,117)
COVID-19 HM furlough support	-	46,161
Security deposits	9,444	(54,478)
Accounts payable and accrued expenses	296,088	499,037
Payroll taxes payable	153,981	362,313
Operating lease liabilities	(74,115)	(18,854)
Net cash used in operating activities	(1,031,840)	(1,110,831)
Cash flows from investing activities:
Acquisition of property and equipment	(599,990)	(12,907)
Addition to intellectual property	(47,454)	(214,341)
Net cash used in investing activities	(647,444)	(227,248)
Cash flows from financing activities:
Repayment of loan obligations	-	(191,268)
Advances from stockholders	241,945	314,870
Proceeds from convertible notes payable	175,000	1,495,735
Proceeds from (payments of) notes payable	479,961	(998)
Proceeds from the issuance of common stock	1,182,000	-
Proceeds from the issuance of preferred stock	7,500	-
Net cash provided by financing activities	2,086,406	1,618,339
Effect of exchange rate changes on cash	(316,012)	(205,944)
Net increase in cash	91,110	74,316
Cash at beginning of the period	3,208	7,513
Cash at end of the period	$94,318	$81,829

Supplemental disclosure of cash flow information:
Stockholder loans reclassified to additional paid-in capital in exchange for equity	$-	$162,975
Operating lease right-of-use assets exchanged for operating lease liabilities	$-	$545,602
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to the unaudited consolidated financial statements)

Corporate Universe, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

For The Nine Months Ended September 30, 2022

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

Inventory

Inventory, which consists substantially of raw materials, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory is valued at the end of each fiscal period for the purpose of determining if a reserve for obsolescence needs to be recorded. There is no reserve for obsolescence as of September 30, 2022 and December 31, 2021.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred. Upon sale or disposition of assets, any gain or loss is included in the consolidated statements of operations. The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets when placed in service, which range from three to seven years.

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

Impairment of Long-lived Assets

Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with ASC 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value. There is no reserve for impairment as of September 30, 2022 and December 31, 2021.

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

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of FASB ASC 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of September 30, 2022 and December 31, 2021, there were no options outstanding.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to FASB ASC 470-20 "Debt with Conversion and Other Options". In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. As of September 30, 2022 and December 31, 2021, there were no convertible debentures outstanding.

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

As permitted under FASB ASC 842, the Company has made an accounting policy election not to apply the recognition provisions to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short-term leases at September 30, 2022 and December 31, 2021.

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

(3) Going Concern

As of September 30, 2022, the Company has accumulated operating losses of $4,973,860, has yet to commence operations and has no product sales related to its patented battery storage technology that was acquired on September 11, 2020, all of which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company is currently addressing its liquidity issues by continually seeking investment capital through private placement of common stock and debt. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or be able to arrange for other financing to fund planned business activities.

(4) Property and Equipment

Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021

Laboratory equipment	$210,380	$187,156
Leasehold improvements	576,766	-
Total	$787,146	$187,156

Property and equipment has not been placed in service and, as such, there was no depreciation expense for the three and nine months ended September 30, 2022 and 2021.

(5) Intellectual Property

Intellectual property at September 30, 2022 and December 31, 2021 in the amounts of $660,478 and $613,204 are presented net of impairment reserves of $28,285 and $33,412, respectively. The intellectual property includes various super capacitor technology patents that were acquired on September 11, 2020 for $309,783 as part of the ZapGo Ltd (“ZapGo”) acquisition, plus $378,980 of legal fees subsequently incurred directly related to these patents and additional patent applications. The Company has deferred amortizing the intellectual property until it begins revenue operations in order to more accurately match the expense with the revenue. As such, there was no amortization expense for the three and nine months ended September 30, 2022 and 2021.

(6) Operating Lease Right-of-Use Assets and Operating Lease Liabilities

OXC entered into two third-party lease agreements for laboratory equipment. Both leases commenced on May 5, 2021, with one through April 5, 2023 and the other through May 5, 2023, with monthly rental payments of $1,221 and $605, respectively.

In July 2021, OXC executed a thirty-six-month non-cancellable operating lease for laboratory equipment. Monthly payments are approximately $4,600, including VAT, beginning August 1, 2021 through July 31, 2024.

On August 2, 2021, OXC entered into a five-year non-cancellable operating lease for laboratory space in Oxfordshire, England. The cost of this space is an average monthly rent of approximately $8,500 over the lease term, including VAT, plus utilities and a pro-rata share of any joint charges as reasonably determined by the landlord.

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. For the three months ended September 30, 2022 and 2021, the Company recorded operating lease expense for the leases described above in the amounts of $41,753 and $33,411, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded operating lease expense for the leases described above in the amounts of and $125,259 and $37,063, respectively. Operating lease expense for the leases described above are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Right-of-use assets are summarized as follows:

	September 30, 2022	December 31, 2021

Operating leases	$545,602	$545,602
Less: accumulated amortization	(145,464)	(55,421)
Right-of-use assets, net	$400,138	$490,181

Operating lease liabilities are summarized as follows:

	September 30, 2022	December 31, 2021

Operating leases	$435,024	$509,139
Less: current portion	(91,562)	(107,915)
Long-term portion	$343,462	$401,224

Maturity of lease liabilities for the years ending December 31st are as follows:

2023	$44,028
2024	162,109
2025	131,700
2026	109,200
2027	63,700
Total	510,737
Less: imputed interest	(75,713)
Lease liabilities	$435,024

(7) Payroll Taxes Payable

On August 27, 2021, OXC entered into an installment payment arrangement with the HM Revenue & Customs (“HMRC”) in England for the payroll taxes balance due of $364,538 at September 30, 2021 plus approximately $54,600 for the July payroll tax liability. Payments are to be made in five monthly installments of approximately $76,120 beginning in October 2021 with the final installment due in March 2022 of approximately $38,600 plus any interest that will be due. This final balance was not paid when due and, as such, was added to the additional installment payment arrangement with the HMRC dated April 2, 2022.

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

Payroll taxes payable at September 30, 2022 and December 31, 2021 were $552,280 and $398,299, respectively.

(8) Due to Stockholders

The balance at September 30, 2022 and December 31, 2021 of $0 and $5,859, respectively, represents monies advanced to the Company by a stockholder, who is also an officer, for working capital purposes. This amount was an unsecured, non-interest bearing and payable upon demand. As such, this balance was classified as a current liability.

During the nine months ended September 30, 2022, an additional $247,804 was advanced by the President of the Company, who is also a director and stockholder, for working capital purposes. This amount is unsecured, non-interest bearing and payable on demand. As such, this balance has been classified as a current liability.

(9) Notes Payable Related Party

On December 31, 2021, OXC executed a promissory note with an entity that is beneficially owned and controlled by the President of the Company, who is also a director and stockholder, in the amount of $585,000. This note is unsecured, accrues interest at a rate of 1.9% per annum and is payable on demand. As such, this balance has been classified as a current liability at September 30, 2022 and December 31, 2021. The Company recorded interest expense in connection with this note for the three and nine months ended September 30, 2022 in the amounts of $2,779 and $8,336, respectively, and accrued interest at September 30, 2022 and December 31, 2021 totaled $8,336 and $0, respectively.

(10) Notes Payable

On February 16, 2022, CIE received $75,000 pursuant to an additional promissory note with an unrelated party for working capital purposes. This note accrues interest at a rate of 3% per annum, is unsecured and is payable on demand. As such, this balance has been classified as a current liability at September 30 2022. During the three and nine months ended September 30, 2022, the Company recorded interest expense of $567 and $1,393, respectively, and accrued interest at September 30, 2022 of $1,393.

On April 5, 2022, CIE received $250,000 pursuant to a promissory with an unrelated party with an original principal amount of $275,000 dated March 6, 2022. This note accrues interest at a rate of 15% per annum and is payable on May 5, 2023. The discount of $25,000 is being accreted to interest expense on a straight-line basis. During the three and nine months ended September 30, 2022, the Company recorded total interest expense of $16,280 and $30,790, respectively, and accrued interest at September 30, 2022 of $19,664.

From July 14, 2022 to September 12, 2022, CIE raised gross proceeds of $175,000 related to a private placement offering of convertible notes that expires on December 31, 2022. Each note accrues interest at a rate of 10% per annum and matures on June 15, 2024. The maximum offering is $7,000,000 and requires a minimum investment of $5,000 from only accredited investors. Each note provides its holder the right to acquire certain shares of CIE’s Equity Securities based on a future qualified financing. Each note will convert into shares of Equity Securities at a discount of twenty percent (20%) off the cash price paid per share for the Equity Securities by the new investors in the qualified financing. The Company recorded interest expense in connection with this note for the three and nine months ended September 30, 2022 in the amounts of $3,929 and $3,929, respectively, and accrued interest at September 30, 2022 totaled $3,929.

On June 24, 2022, CIE received $100,000 pursuant to a promissory note with an unrelated party for working capital purposes. This note accrues interest at a rate of 15% per annum and is payable on June 24, 2023. During the three and nine months ended September 30, 2022, the Company recorded interest expense of $3,750 and $4,000, respectively, and accrued interest at September 30, 2022 of $4,000.

On August 10, 2022, CIE received $125,000 pursuant to a promissory note dated June 28, 2022 with an unrelated party. This note accrues interest at a rate of 15% per annum and is payable on June 28, 2023. During the three and nine months ended September 30, 2022, the Company recorded interest expense of $2,620 and $2,620, respectively, and accrued interest at September 30, 2022 of $2,620.

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

Series C — As of September 30, 2022 and December 31, 2021 there are no Series C shares outstanding. The Series C Preferred has the following designations:

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

Series D — As of September 30, 2022 and December 31, 2021 there were 100,000 shares issued and outstanding. The Series D Preferred has the following designations:

•	Each share is convertible at option of holder into 12,938 common shares
•	Voting: Each share of the Series D holders is entitled to 12,938 votes on all matters before the common stock shareholders.

Series E — As of September 30, 2022 and December 31, 2021 there are 81,032 shares issued and outstanding. The Series E Preferred has the following designations:

•	Convertible at option of holder; 1 preferred share is convertible into 1,000 common shares
•	The holders are entitled to receive dividends if and when declared.
•	The Series E holders are entitled to receive liquidation in preference to the common holders or any other class or series of preferred stock.
•

Voting: The Series E holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares of Series E Preferred Stock are convertible (as described below).

Additionally, on September 28, 2022, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of the Series E Convertible Preferred Stock (the “Series E Certificate of Amendment”), to (i) include an adjustment provision upon a stock split or reverse stock split; (ii) include a revised voting provision whereby the amount of votes each holder of Series E Preferred Stock is entitled to vote on matters brought before our Common stockholders equals votes equal to the amount of shares into which their shares of Series E Preferred Stock are convertible and (iii) include a new protective provision under Section 8 of Series E Certificate of Amendment to provide Series E Preferred stockholder with a class vote approving any reverse stock split of our Common Stock.

Series F —As of September 30, 2022 and December 31, 2021 there were 100,000 shares issued and outstanding. The Series F Preferred has the following designations:

•	Convertible at option of holder; 1 preferred share is convertible into $0.25 per share (4,000,000 common shares)

•	The holders are entitled to receive dividends if and when declared.

•	The Series F holders are entitled to receive liquidation in preference to the common holders but not above the Series E preferred stock.

•

Voting: The Series F holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares of Series F Preferred Stock are convertible (as described below).

Additionally, on September 28, 2022, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of the Series F Convertible Preferred Stock (the “Series F Certificate of Amendment”), to (i) include an adjustment provision upon a stock split or reverse stock split; (ii) include a revised voting provision whereby the amount of votes each holder of Series F Preferred Stock is entitled to vote on matters brought before our Common stockholders equals votes equal to the amount of shares into which their shares of Series F Preferred Stock are convertible and (iii) include a new protective provision under Section 8 of the Series F Certificate of Amendment to provide Series F Preferred stockholder with a class vote approving any reverse stock split of our Common Stock.

Series G — As of September 30, 2022 and December 31, 2021 there were 20 shares issued and outstanding. The Series G Preferred has the following designations:

•	Each share is convertible at option of holder into 4,000,000 common shares
•	The holders are entitled to receive dividends if and when declared.
•	The Series G holders are entitled to receive liquidation in preference to the common holders and any subsequent issuances of preferred stock.
•

Voting: Each share of the Series G holders is entitled to vote with the common stockholders on all matters before the common stockholders with an amount of votes equal to the amount of shares of common stock into which their shares of Series G Preferred Stock are convertible (as described below).

Additionally, on September 28, 2022, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of the Series G Convertible Preferred Stock (the “Series G Certificate of Amendment”), to (i) include an adjustment provision upon a stock split or reverse stock split; (ii) include a revised voting provision whereby the amount of votes each holder of Series G Preferred Stock is entitled to vote on matters brought before our Common stockholders equals votes equal to the amount of shares into which their shares of Series G Preferred Stock are convertible and (iii) include a new protective provision under Section 8 of the Series G Certificate of Amendment to provide Series G Preferred stockholders with a class vote approving any reverse stock split of our Common Stock.

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

Common Stock

The Company has 2,500,000,000 shares of Common Stock authorized with a par value of $0.0001. As of September 30, 2022 and December 31, 2021 there are 553,099,670 and 533,549,670 shares issued and outstanding, respectively.

From January 1, 2022 through September 30, 2022, the Company sold and issued 29,550,000 shares of restricted common stock to unrelated third parties in a series of private placements for $0.04 per share totaling $1,182,000.

On June 19, 2022, the former CEO of COUV agreed to return 10,000,000 of the 15,600,000 shares of the Company’s common stock he received related to the investment in Medicevo in 2020 and the subsequent impairment of that investment.

(12) Income Taxes

The Company adopted the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. As a result of the implementation of FASB ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of September 30, 2022, the Company had net operating loss carry forwards of $4,973,860 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance equal to the deferred tax asset relating to these tax loss carry-forwards of approximately $1,045,000 and $625,000 as September 30, 2022 and December 31, 2021, respectively.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations and comprehensive loss. There were no interest or penalties accrued as of September 30, 2022 and December 31, 2021.

The Company recorded R&D income tax credits for the three and nine months ended September 30, 2022 of $56,401 and $74,912, respectively, and for the three and nine months ended September 30, 2021 of $238,714, and $300,413, respectively. The balance due from the HMRC for these R&D income tax credits as of September 30, 2022 and December 31, 2021 was $187,518 and $590,132, respectively.

(13) Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

On February 23, 2022, OXC formally settled a legal dispute with the two former executives and directors of ZapGo Limited for compensation obligations post acquisition and agreed to an Ex Gratia Payment of $121,221 each. The total balance of $242,442 was recorded as salaries and wages on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 and included in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2021. This total balance was fully paid as of September 30, 2022.

(14) Concentration of Credit Risk

The Company maintains cash balances in interest and non-interest-bearing bank accounts, none of which exceeded federally insured limits as of September 30, 2022. The Company has not experienced any losses in any of its accounts and management believes not to be exposed to any significant credit risk on cash.

(15) Subsequent Events

On October 26, 2022, CIE received $15,000 pursuant to a promissory note with an unrelated party. This note accrues interest at a rate of 15% per annum and is payable on March 26, 2023.

Management has evaluated subsequent events through November 21, 2022, the date the consolidated financial statements were available to be issued, and has determined that there are no other events that would require an adjustment to, or disclosure in, the consolidated financial statements as of September 30, 2022.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues

Revenues for the three months ended September 30, 2022 were $0 as compared with $0 for the comparable prior period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales for the three months ended September 30, 2022 and 2021 from its supercapacitor technology.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $672,539 as compared with $557,510 for the comparable prior period, an increase of $115,029, or approximately 21%. The increase in operating expenses resulted primarily from a $101,430 decrease in salaries and wages, a $230,435 increase in legal and professional fees, and a $58,530 decrease in general and administrative expenses compared to the comparable prior period. Such changes result from a reduction in staff in the third quarter of 2022 and an increased in legal and professional fees and general and administrative expenses in the third quarter of 2022 in anticipation of commencing operations in the fourth quarter of 2022.

Net Operating Loss

Our net operating loss for the three months ended September 30, 2022 was $672,539 as compared with a net operating loss of $557,510 for the comparable prior period, an increase of $115,029, or approximately 21%. The increase in net operating loss is directly due to the overall net increase in operating expenses recorded in the current period compared to the comparable prior period as described in the caption immediately above.

Other Income (Expenses)

Other expenses for the three months ended September 30, 2022 was $34,998 as compared with $31,183 for the comparable prior period, an increase of $3,815, or approximately 12%, and is directly related to interest expense being consistent to the comparable period.

Net Loss

Our net loss for the three months ended September 30, 2022 was $651,136 as compared with a net loss of $513,781 for the comparable prior year period, an increase of $137,355, or approximately 27%. The increase in net loss is primarily related to the increase net operating loss as described in the captions above.

Comprehensive Loss

Our net comprehensive loss for the three months ended September 30, 2022 was $651,271 as compared with a net loss of $644,714 for the comparable prior year period, an increase of $6,557 or approximately 1%. The increase in net comprehensive loss is comprised of the change in net loss described above plus a decrease of $130,798 in the foreign currency translation adjustment which is attributable to changes in exchange rates.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues

Revenues for the nine months ended September 30, 2022 were $0 as compared with $0 for the comparable prior period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales for the nine months ended September 30, 2022 and 2021 from its supercapacitor technology.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $2,191,708 as compared with $1,874,412 for the comparable prior period, an increase of $317,296, or approximately 17%. The increase in operating expenses resulted primarily from a $203,144 increase in officers’ salaries, a $372,571 decrease in salaries and wages, a $346,004 increase in legal and professional fees, and a $145,636 increase in general and administrative expenses compared to the comparable prior period. Such changes result from a reduction in staff in the first nine months of 2022 and an increased in legal and professional fees and general and administrative expenses in the first nine months of 2022 in anticipation of commencing operations in the fourth quarter of 2022.

Net Operating Loss

Our net operating loss for the nine months ended September 30, 2022 was $2,191,708 as compared with a net operating loss of $1,874,412 for the comparable prior period, an increase of $317,296, or approximately 17%. The increase in net operating loss is directly due to the overall net increase in operating expenses recorded in the current period compared to the comparable prior period as described in the caption immediately above.

Other Income (Expenses)

Other expenses for the nine months ended September 30, 2022 was $44,093 as compared with $68,193 for the comparable prior period, a decrease of $24,100, or approximately 35%, directly related to decreased interest expense.

Net Loss

Our net loss for the nine months ended September 30, 2022 was $1,997,087 as compared with a net loss of $1,642,192 for the comparable prior year period, an increase of $354,895, or approximately 22%. The increase in net loss is primarily related to the increase net operating loss as described in the captions above.

Comprehensive Loss

Our net comprehensive loss for the nine months ended September 30, 2022 was $2,134,528 as compared with a net loss of $1,781,493 for the comparable prior year period, an increase of $353,035 or approximately 20%. The increase in net comprehensive loss is comprised of the change in net loss described in the caption immediately above.

Current Liquidity and Capital Resources for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	2022	2021
Summary of Cash Flows:
Net cash used in operating activities	$(1,031,840)	$(1,110,831)
Net cash used in investing activities	(647,444)	(227,248)
Net cash provided by financing activities	2,086,406	1,618,339
Effect of exchange rate changes on cash	(316,012)	(205,944)
Net increase in cash and cash equivalents	91,110	74,316
Beginning cash and cash equivalents	3,208	7,513
Ending cash and cash equivalents	$94,318	$81,829

Operating Activities

Cash used in operations of $1,031,840 during the nine months ended September 30, 2022 was primarily a result of our $1,997,087 net loss reconciled with our net non-cash expenses relating to prepaid expenses, value added taxes receivable, income tax credits receivables, accounts payable and accrued expenses and payroll taxes payable. Cash used in operations of $1,110,831 during the nine months ended September 30, 2021 was primarily a result of our $1,642,192 net loss reconciled with our net non-cash expenses relating to income tax credits receivable, accounts payable and accrued expenses, and payroll taxes payable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 of $647,444 resulted primarily from the acquisition of property and equipment of $599,990. Net cash used in investing activities for the nine months ended September 30, 2021 of $227,248 resulted primarily from the addition to intellectual property in the amount of $214,341.

Financing Activities

Net cash provided by financing activities of $2,086,406 for nine months ended September 30, 2022, which consisted primarily of $479,961 in proceeds from the issuance of notes payable and $1,182,000 from the issuance of common stock. Net cash provided by financing activities of $1,618,339 for nine months ended September 30, 2021, consisted primarily of $1,495,735 in proceeds from the issuance of convertible notes.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements through the end of fiscal year 2022 and into fiscal year 2023 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2022, the Company had a net loss of $1,997,087, had net cash used in operating activities of $1,031,840, had negative working capital of $3,282,929, an accumulated deficit of $4,973,860, and stockholders’ deficit of $1,733,599. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2022, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

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

Our management has conducted an evaluation, under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer of the effectiveness of our internal control over financial reporting as of September 30, 2022. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corporate Universe, Inc.

Date: November 21, 2022	By:	/s/ Jack Brooks
Jack Brooks, President
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Adrian Jones
Adrian Jones, Chief Financial Officer
(Principal Financial and Accounting Officer)

