Form 10-K
period 2022-12-31
CORPORATE UNIVERSE INC
filed 2023-04-17
CIK 1450307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-56271

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022 was $1,655,595 based upon the closing price of the registrant’s common stock of $0.0071 on the OTC Markets as of that date.

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,655,595 as of the last business day of the registrant’s most recently completed fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2023, the Registrant had 568,849,670 outstanding shares of its common stock, $0.0001 par value.

Documents Incorporated by Reference: None.

Page 2 of 48

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

Page 3 of 48

PART I

Item 1. Business

Corporate History and Background

Corporate Universe, Inc ("COUV”), or the "Company,” “we,” “us,” or “our”) was incorporated in Delaware on May 28, 1986 as Cross Atlantic Capital Inc. On January 5, 1998, the Company changed its name to Elgin e2 Inc. On June 16, 1999 the Company changed its name to Elgin Technologies Inc. On September 30, 2008, the Company changed its name to Inicia Incorporated (“Inicia”). On August 9, 2010, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware. The filing with the Secretary of State changed the name from Inicia to Corporate Universe, Inc. On June 29, 2011, the Company changed its name to Carrier Alliance Group Inc. On July 17, 2020, the Company changed its name back to Corporate Universe, Inc.

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

Overview

Based on recent world events, the need for energy security is a top of the geo-political agenda, furthering the need for sustainable, renewable energy. This has been recently highlighted by the US Government’s recent investment of $30 billion in renewable energy development, which is expected to be replicated by other governments across the world.

Carbon-Ion is dedicated to the development of sustainable energy systems based on its proprietary supercapacitor technology.

Page 4 of 48

The Company is positioning itself to lead its chosen markets in the UK and US by 2030 to keep pace with the worldwide goal of carbon-neutrality, initially through the development and deployment in grid services applications.

Carbon-Ion will work collaboratively to become the “go-to” partner in the industry for projects where improved management of power enables the optimization of current and future energy storage and delivery systems across a range of applications, from power grids to transportation.

Carbon Ion is developing next generation supercapacitor technology aimed at the grid and other energy storage applications.

We see both pure supercapacitor and hybrid solutions, by combining (the best in class battery solutions with supercapacitors), as the ways forward to deliver sustainable energy for the next three decades and a grid which is fit for the future. Supercapacitors are different but complimentary technology to batteries.

We are at the beginning of a forecasted once-in-a-century shift in moving away from fossil fuels to power our energy requirements across all demands for electricity. Key to this is the stability of the grid. Energy storage will be key to success in this transition with long, short and medium duration energy stores required to buffer the intermittency of renewable generation. Supercapacitors can, not only ensure stable frequency of the grid using short duration pulse power, but also support lifetime (improving capex and opex) of medium duration storage and provide a bridge to long duration storage which may be slow to start.

Our super capacitor technology has applicability in these large and changing markets, enabling the transition to clean electricity generation without the fluctuations in frequency and supply which are inherent in renewable technologies.

We have spent the last decade developing a proprietary supercapacitor technology to meet these challenges. We believe that our technology enables a new category of supercapacitor that meets the requirements for broader market adoption. The Carbon-ion (C-ion) Supercapacitor technology that we are developing is being designed to offer greater energy density and safety when compared to today’s conventional super capacitors and longer life and faster charging than batteries. Supercapacitors are best used when you need energy fast.

While current battery technology has demonstrated the benefits of Electric Vehicles (“EVs”), principally in the premium passenger car market, there are fundamental limitations inhibiting widespread adoption of battery technology. They can catch fire easily, they use rare earth materials and have limited life span and the power delivery is compromised. They are not a universally applicable energy store.

Lamborghini recognised this in their recently launched supercar costing $2.5M the ‘Sian’ that has adopted regenerative braking using super capacitors as their first move to electric powertrains. Supercapacitors can deliver more power, more quickly than a battery solution. As part of the VW Group, Lamborghini elected to go a different route to the rest with their first ever hybrid car, and not follow the industry orthodoxy of a Lithium battery solution. As a result, we believe a hybrid solution using new super capacitor technology with complimentary battery technology represents the most promising path to unlock a mass market shift. A super capacitor can provide that immediate fast delivery (instant kick) mechanism and then once momentum and velocity is achieved the system moves over to battery power. In this way, the system can be better optimised for both cost and performance.

After 30 years of gradual improvements in conventional lithium-ion batteries we believe (like others in the industry) the market needs a step change in battery technology to make mass market EVs competitive with the fossil fuel alternative. We have gone, like Lamborghini’s terzo millenio does, down a direct route to achieve this goal.

Carbon-Ion was founded to develop a new class of energy storage device with considerable functional improvements over commercially available supercapacitors and we have spent the last decade developing a proprietary supercapacitor technology to meet a range of challenges. We believe that our technology enables the realisation of a new category of supercapacitor that meets the requirements for broader market adoption. The Carbon-ion (C-ion) Supercapacitor technology that we are developing is being designed to offer greater energy density and safety when compared to today’s conventional super capacitors and longer life and faster charging than batteries. Supercapacitors are best used when you need energy fast.

The C-Ion cell will provide specific power characteristics much higher than a typical Li-ion cell. It is designed to be classified as non-flammable and non-hazardous for transport, allowing the product to be shipped easily and to comply with both current and future regulations.

Due to the method of energy storage, the cell has fewer moving parts electrochemically and can go through significantly more charge/discharge cycles and/or operate for many years of normal use.

Page 5 of 48

The C-Ion cell is being designed for manufacture using technologies well known in high volume manufacture. This will enable Carbon-Ion to quickly scale-up production. Carbon-ion allows new products to be made and extra functions to be added to existing products, for example:

•	Improved energy storage allows the cell to be used as the principal method of energy storage in a far wider range of technologies than conventional supercapacitors;

•	High specific power allows very fast charging;

•	High specific power enables the extension of Li-ion battery lifetimes and reduction in battery size through peak shaving in hybrid applications;

•	Improved safety protects customers, allows easy shipping and opens up applications in hazardous areas; and

•	Long cycle life allows energy storage to be installed for the entire lifetime of the device, reducing design complexity, eliminating service intervals and saving money

We will continue developing our C-ion super capacitor technology with the goal of beginning transfer to commercial production in 2026. We have evaluated each of the elements required for initial success and calculated the high performance which we expect from their combination. We are now working to combine and optimize all components of the cell. We will then further develop volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs.

We are looking to raise funds that will enable us to expand and accelerate research and development activities and undertake additional initiatives. As well as continuing to develop our scientific and engineering capabilities at Milton Park Abingdon England, we will use third party pilot lines, to achieve our goal of being prepared to begin the transition to high volume manufacturing capability from 2026.

We intend to work closely with original equipment manufacturers (“OEMs”) to make our cells widely available over time. We recognize that our supercapacitor technology has applicability in other large and growing markets including energy storage and other electricity grid type environments such a frequency response. We expect that the heavy transport industries such as shipping, trains, planes and nascent charging infrastructure will also be featured.

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

Carbon-Ion was founded to develop a new class of energy storage device with considerable functional improvements over commercially available supercapacitors.

The C-Ion cell will provide specific power characteristics much higher than a typical Li-ion cell. It is designed to be classified as non-flammable and non-hazardous for transport, allowing the product to be shipped easily and to comply with both current and future regulations.

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

The C-Ion cell is being designed for manufacture using technologies well known in high volume manufacture. This will enable Carbon-Ion to quickly scale-up production. Carbon-ion allows new products to be made and extra functions to be added to existing products, for example:

•	Improved energy storage allows the cell to be used as the principal method of energy storage in a far wider range of technologies than conventional supercapacitors;

•	High specific power allows very fast charging;

•	High specific power enables the extension of Li-ion battery lifetimes and reduction in battery size through peak shaving in hybrid applications;

•	Improved safety protects customers, allows easy shipping and opens up applications in hazardous areas; and

•	Long cycle life allows energy storage to be installed for the entire lifetime of the device, reducing design complexity, eliminating service intervals and saving money

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

Page 6 of 48

Adding more renewables to the grid makes for an increasingly transient generation and provides challenges with frequency regulation which can be met by using high power energy storage such as C-Ion. Stand-alone supercapacitor and Hybrid energy storage systems on the grid can provide a range of services which address changes to transmission, distribution, supply (renewables) and demand (e.g. EVs) sides of the equation.

Furthermore, governments and consumers are increasingly considering alternative grid management solutions for a variety of reasons including better performance, deferring infrastructure upgrade costs, significantly lighter environmental impact, and lower maintenance and operating costs.

Mass roll-out of EVs will nececitate much more of the energy we use to be transmitted through electrical grids and stored in vehicle batteries. Automakers such as Tesla, Inc. have demonstrated that premium EVs can deliver a compelling alternative to fossil fuels and as EVs become more competitive and more affordable, we believe that they will continue to take market share from internal combustion engine (“ICE”) vehicles. Bloomberg estimates that the world demand for lithium-ion batteries could reach 400GWh (Giga Watt hours) by 2025, not only as demand for electric vehicles grows, but also as battery systems are added to grids to meet the challenges that brings. The mass roll-out of EVs will challenge national grid infrastructure. In both Grid and EV, we think stand-alone supercapacitor and Hybrid solutions (using both Supercapacitors and batteries in combination) will be the future.

Areas where Hybridisation with Supercapacitors boosts and protects other power and energy systems

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

•

Safety (nonflammable). Carbon-Ion cells are not flammable and will not catch fire. It is also possible that they could reduce the risk of fire in a hybrid system. Carbon-ion is also more tolerant of temperature fluctuation and limits the requirement for costly cooling systems.

•

Supply, Demand and Frequency. Short term imbalances in supply and demand cause significant challenges for frequency stabilisation on electrical grids. Left unchecked, these can result in significant power quality reductions, damage and outages. With increasingly intermittent supply (as we move to renewables) as well as intermittent demand, frequency stability is challenged. Short term power, such as that supplied or taken by supercapacitors can ensure frequency stability and their long cycle life makes them more appropriate than many battery technologies which are used for this purpose.

•

Cycle life and cost. By taking on the high power peaks and troughs of a typical drive cycle (either EV or Grid), Carbon-Ion cells can protect batteries when hybridised resulting in longer lifetimes. Carbon-Ion cells are capable of many fast cycles thus reducing the number of cycles experienced by the battery. By right sizing and simplification of cooling and safety systems, more options are available for cost optimisation at a system level. Improvements in lifetime also lower total cost of ownership.

Supercapacitor technologies on the market today provide some of the qualities necessary for the game changing systems we imagine above but are limited in terms of Energy Density and make compromises in terms of safety and sustainability.

Carbon Ion aims to increase energy density more than threefold over it’s own previous generation of technology (industry leading performance measured in prototype pouches)

Carbon Ion does not use the commonly used but flammable and harmful solvent, Acetonitrile (methyl cyanide) in its electrolytes.

Our Product Strategy

The Company is developing and bringing to market the next generation of capacitive energy storage. These C-Ion cells use improved materials and efficient design to solve global problems in (i) delivery of power-on-demand, (ii) grid management and (iii) enabling technology for electric vehicles.

A very wide range of energy storage technologies will be needed in order to transition from a fossil-fuel based energy system to a system fueled by renewable energy sources. We believe that solutions where best available technologies work together will become increasingly essential. We are developing C-Ion products fit for this renewable age.

Page 7 of 48

Power-on-Demand

The world is in the midst of a potential transition to fully electric living, which transition would disrupt nearly every industry on the planet. As a result, there is a critical need for better and more diverse energy storage in order for many industries to provide more impactful solutions to consumers of all kinds. We intend to bridge this gap in a groundbreaking way by delivering fast and clean power on demand to a broad range of applications from infrastructure to individual products. The C-Ion cells that we are developing have unique properties that allow them to charge and discharge extremely quickly, while still retaining meaningful energy storage. These unique C-Ion cells deliver a powerful boost with potential applications in enhanced grid revenue stacking or even powering take-off in electric-powered aviation.

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

Grid Market Management (Dynamic Containment)

Adding more renewables to the grid make for an increasingly transient generation and provides challenges with frequency regulation which can be met by using high power energy storage such as C-Ion. C-Ion and also hybrid systems on the grid can provide a range of services which address changes to supply (renewables) and demand (e.g., EVs) sides of the equation.

Significant loss of grid inertia has led to more numerous frequency deviations than before, and a range of technologies is needed to move toward a grid that is fully supplied by sustainable generation. For example, in August 2019 more than a million people across the UK were plunged into darkness during one of the worst power blackouts in more than a decade after the frequency of the grid fell to 48.88Hz against its benchmark 50.00Hz. The task of keeping the electrical frequency of the grid steady is becoming more challenging because of the UK’s growing renewable energy projects that do not use the same giant spinning turbines that typically help to keep frequency stable. This need to plug the gap in grid inertia will be true in every country in the world if the goal of ‘net-zero’ is adopted. The technology that we are developing can perform several roles to address issues in sustainable generation. C-Ion technology harnesses the ability to perform fast-responding, short-term energy storage to take energy from or provide energy to the grid and can provide support to improve the round-trip efficiency of renewable energy generation assets.

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

Electric Vehicles

Many national and regional regulatory bodies have adopted legislation to incentivize or require a shift to lower-emission and zero-emission vehicles. For example, over a dozen countries including the United Kingdom, the Netherlands, Sweden, Germany, France and Norway have announced intentions to either increase applicable environmental targets or outright ban the sale of new ICE vehicles in the next two decades. In 2020, California passed regulations requiring half of trucks sold in the state to be zero-emissions by 2035 and 100% by 2045. In 2021, the United States outlined the target of 50% EV sales share by 2030 and the European Union proposed an effective ban on the sale of new petrol and diesel cars from 2035. This global push to transition from ICE vehicles, aided by favorable government incentives and regulations, is accelerating the growth in lower- and zero-emission vehicle markets.

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

Certain car manufacturers are developing next-generation electric vehicles that may support extremely fast charging. This allows charging stations to operate at megawatt rates of charge ten times faster than the current Tesla superchargers, according to TransportXtra. At these rates, recharging an electric vehicle for a 300-mile (450 km) range would be possible in just five minutes. C-Ion technology is well suited for upgrading the power output of recharging stations where the grid infrastructure is limited.

Furthermore, governments and consumers are increasingly considering alternative energy storage solutions for a variety of reasons including better performance, deferring infrastructure upgrade costs, significantly lighter environmental impact, and lower maintenance and operating costs. Automakers such as Tesla, Inc. have demonstrated that premium EVs can deliver a compelling alternative to fossil fuels. As EVs become more competitive and more affordable, we believe that they will continue to take market share from ICE vehicles. Bloomberg estimates that the world demand for lithium-ion batteries could reach 400GWh (Giga Watt hours) by 2025 as demand for electric vehicles grows. We believe that this shift will occur across the entire electricity chain and market segments. However, the inherent limitations of lithium-ion battery technology continue to impede improvements in EV competitiveness and cost. At the same time the mass roll-out of EVs will challenge national grid infrastructure.

Page 8 of 48

In both Grid and EV, we think Hybrid solutions using both Supercapacitors and batteries in combination will be the future and highlight the following four areas where hybridization will drive broad adoption of energy storage solutions:

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

•

Safety (nonflammable). Carbon-Ion cells are not flammable and will not catch fire. It is also possible that they could reduce the risk of fire in a hybrid system. Carbon-ion is also more tolerant of temperature fluctuation and limits the requirement for costly cooling systems.

•

Supply, Demand and Frequency. Short term imbalances in supply and demand cause significant challenges for frequency stabilisation on electrical grids. Left unchecked, these can result in significant power quality reductions, damage and outages. With increaseingly intermittent supply (as we move to renewables) as well as intermittent demand, frequency stability is challenged. Short term power, such as that supplied or taken by supercapacitors can ensure frequency stability and their long cycle life makes them more appropriate than many battery technologies which are used for this purpose.

•

Cycle life and Cost. By taking on the high-power peaks and troughs of a typical drive cycle (either EV or Grid), Carbon-Ion cells can protect batteries when hybridized resulting in longer lifetimes. Carbon-Ion cells are capable of many fast cycles thus reducing the number of cycles experienced by the battery. By right sizing and simplification of cooling and safety systems, more options are available for cost optimization at a system level. Improvements in lifetime also lower total cost of ownership.

Our Growth Strategy

Continue to Develop our Gen4 Carbon-ion technology

We will continue developing our carbon-ion technology with the goal of beginning transfer to commercial production in 2026. We have evaluated each of the elements required for initial success and calculated the high performance which we expect from their combination. We are now working to combine and optimize all components of the cell. We will then further develop volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. As can be seen below Gen4 (and subsequently 4.1 and 5.0) development activities represent a significant improvement over the existing technology, Gen 3.

Page 9 of 48

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

Right Sizing (Energy for Energy, Power for Power)

Our cell design is intended to significantly increase volumetric energy density over traditional supercapacitor cells. By eliminating as much inactive material as possible at a cell level, energy storage is maximised - initially increasing volumetric energy by around 50%. Technology strategy is then targeted to further increase each subsequent development cycle. These high-power devices have a longer duration than conventional supercapacitors and can thus be used in a wider range of circumstances.

Increased safety

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

Cost

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

Cycle life

The inherently longer cycle life of electrostatic vs electrochemical energy storage gives an opportunity for longer life of systems either through hybridisation or alone. The extra energy storage afforded by C-Ion cells gives an advantage over some supercapacitors in that fewer cycles are needed for the same energy transferred, thus increasing lifetime of systems.

Page 10 of 48

Strategic Partnerships.

Carbon-Ion is currently doing the groundwork with a view to forming key strategic research partnerships to seed the development of enabling technologies for future product generations. Where it provides good value for our shareholders, we will seek to capture intellectual property from these relationships. This kind of external innovation program not only provides benefits in terms of creating new intellectual property, but also enables thought leadership and encourages doctoral students to be trained in areas relevant for Carbon-Ion, providing a workforce for the future.

Commercially, a Chief Technical Strategist with particular experience in regional and national electrical grids has been brought on board to explore strategic relationships with a range of stakeholders in electrical grids. This will provide input to our technology development and could yield strategic investments, orders etc.

Develop Solutions

Our technology is being designed to enable a variety of business models, but must gain a good understanding of the total cost of ownership, interfacing with grids and other external systems as well as the management of hybrid systems where appropriate. In addition to scientific research we will also undertake applications engineering and management systems development at a fundamental level in order to better understand, and meet, customer needs. Where appropriate, we may build and sell cell layers rather than complete cells.

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

Employees

We currently have a team of eight (8) scientists, engineers, and other staff. We are also being assisted by third-party contractors that are providing additional support. We expect to expand our management as well as the product and intellectual-property development teams in the future in oder to maintain more control over the development of our products and to meet our business plan goals.

Intellectual Property

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

In the next phase of development, we intend to focus on the following initiatives:

•	Self-supporting electrodes, which allow separation of current collection and physical stability in the manufacturing process;

•	Gel electrolytes, which improve energy density and safety in the cell;

•	New manufacturing routes, which will combine well known, high volume processes in a novel way to bring down manufacturing costs; and

•

Continued improvements in pseudo capacitance, which creates future innovations for new technologies. Our Milton Park, Abingdon laboratory and engineering facility has been designed to serve these purposes. First, the laboratory and engineering facility provides a sufficient quantity of supercapacitor cells for internal development. And, second, our Milton Park, Abingdon laboratory will have small scale manufacturing technology elements which can be configured to develop scalable new processes. This provides the basis for limited at scale manufacturing process development with third parties at Pilot Facilities. Without this capability, retention of intellectual property in manufacturing would be difficult or costly and so any delays in subsequent buildouts of our facility may impact both our development and timelines.

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

Page 11 of 48

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

As of the date hereof, our patent portfolio consists of 106 patents that have been filed worldwide, of which 41 have been issued, 3 are allowed and 62 are pending. Below is a breakdown of patents filed and issued by jurisdiction.

Territory	Filed	Issued/Allowed
USA	17	12
UK	11	7
EU	16	5
India	8	1
China	11	4
Hong Kong	1	0
Korea	9	4
Taiwan	12	7
Japan	11	4
PCT	10	0
Total	106	44

Our issued patents will expire commencing in December 2030 and run through to 2038. In addition, we plan to continue expanding and strengthening our IP portfolio with additional patent applications in the future. This team has focused on our technical expertise and identified over twenty (20) areas of interest where we now intend to file for numerous additional patents, subject to availability of sufficient funding. During this exercise we identified over forty (40) areas of ‘know-how,’ with particular emphasis on manufacturing and performance.

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

Page 12 of 48

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

•

High barriers to entry and extensive patent and intellectual property portfolio. Since inception, we have generated nearly 100 patents and patent applications – including patents around our core technology and patents around application of technology. We have a range of patents/applications, including nano-carbons, electrode structures, cell operation and applications of our technology. A portfolio of future filings is already planned covering those topics and additionally manufacturing, hybridization, battery management, conditioning and others.

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

Government Regulation and Compliance

There are government regulations mandated by the U.S. Department of Transportation pertaining to battery safety, transportation of batteries, disposal of batteries and to some extent this also pertains to super capacitors. We will comply with these regulations if we sell our supercapacitor into the U.S. market and have confidence that the ability to fully discharge our cells and their non-flammable, non-toxic electrolyte components will make this process more straightforward than for Lithium containing cells. Hybrid systems will, of course, comply fully with all applicable safety, transportation and disposal requirements. The license and sale of our super capacitor abroad may be the subject to export regulations in the future.

Page 13 of 48

Employees

As of December 31, 2022, we employed approximately 8 employees, based primarily in our R&D Facility in Abingdon, Oxfordshire UK. 5 of those employees are engaged in research and development and related functions, and more than three quarters of these employees hold engineering and scientific degrees at postgraduate level.

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

Reports to Security Holders

The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) and will comply with the requirements of the Exchange Act and file all reports required unde the Exchange Act.

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

Item 1A. Risk Factors

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

We maintain a sales office at 8500 One World Trade Center, New York, 10007

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

Page 14 of 48

On February 9, 2021, the Company received notice of a ten-day temporary trading suspension from the Securities and Exchange Commission (the “SEC”). The SEC’s release on February 9, 2021 cited questions regarding the accuracy and adequacy of information in the marketplace related to publicly available information concerning COUV including: (a) a statement made by COUV on December 1, 2020 that it is currently selling a mask proven to filter 98% of COVID-19 particles and is scientifically proven to kill COVID-19 particles; and (b) a statement made by COUV on December 16, 2020 that it has entered into a definitive letter of intent to acquire a company that holds 30 patents related to Carbon-Ion supercapacitor technology. The temporary trading suspension of our Common Stock commenced on February 10, 2021 and ended on February 24, 2021. Since that time, the OTC Markets Group has discontinued the public display of quotes for this security because it has been labeled “Caveat Emptor” (Buyer Beware). The OTC Markets Group designates certain securities as “Caveat Emptor” and places a skull and crossbones icon next to the stock symbol when there may be reason for investors to exercise additional caution and perform thorough due diligence before making an investment decision in that security. In addition, COUV is delinquent with its SEC reporting requirements. The OTC Markets Group will resume the public display quotes if they are able to confirm that the company is eligible to be designated as “Current Information” and believe that a public interest concern no longer exists. Investors are encouraged to use caution and due diligence in their investment decisions.

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

On October 28, 2020, we filed an Amended Complaint which added a fourth shareholder, who holds 10,000,000 shares of our Common Stock as a defendant. This case has now been moved over jurisdiction related issues and is now before the Courts in New York, pending resolution.

Item 4. Mine Safety Disclosures.

Not Applicable.

Page 15 of 48

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

Period	High	Low
First Quarter (January 1, 2021– March 31, 2021)	$0.84	$0.09
Second Quarter (April 1, 2021–June 30, 2021)	$0.14	$0.04
Third Quarter (July 1, 2021– September 30, 2021)	$0.19	$0.05
Fourth Quarter (October 1, 2021–December 31, 2021)	$0.03	$0.01
First Quarter (January 1, 2022– March 31, 2022)	$0.065	$0.03
Second Quarter (April 1, 202–June 30, 2022)	$0.037	$0.005
Third Quarter (July 1, 2022– September 30, 2022)	$0.022	NIL
Fourth Quarter (October 1, 2022–December 31, 2022)	$0.020	NIL

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

Shares sold pursuant to exemptions from registration are deemed to be “restricted” securities as defined by the Securities Act. As of December 31, 2022, out of a total of 2,500,000,000 shares authorized, 331,810,648 shares are issued as restricted securities and can only be sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an available exemption from registration. Of such restricted shares, 175,289,220 shares are held by affiliates (directors, officers and 5% holders), with the balance of restricted shares being held by non-affiliates.

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

Page 16 of 48

Holders

As of December 31, 2022 we had 252 shareholders of common stock per transfer agent’s shareholder list. There are over 9,500 Nominee shareholders of record held with their respective stockbrokers.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business.

Equity Compensation Plan Information

The Company has not yet adopted an equity compensation plan.

Recent Sales of Unregistered Securities

On December 31, 2021, our wholly owned subsidiary CIE, executed a promissory note in the amount of $585,000 due to an entity that is beneficially owned and controlled by the President of the COUV, who is also a director and stockholder, and received proceeds in the same amount for working capital purposes. This note is unsecured, accrues interest at a rate of 1.9% per annum, and is payable on demand. This note was sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On various dates from February 16, 2022 through October 26, 2022, our wholly owned subsidiary CIE, issued promissory notes in amounts totaling $190,000 due to an unrelated third party and received proceeds in the same amount for working capital purposes. These notes are unsecured, accrue interest at rates ranging from 3% to 15% per annum and have maturity dates ranging from on demand to June 23, 2023. These notes were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On various dates from July 26, 2022 through November 29, 2022, our wholly owned subsidiary CIE, issued a series of promissory notes in amounts totaling $206,500 due to unrelated third parties and received proceeds of $199,866 for working capital purposes. The difference of $6,634 relates to transaction fees which were immediately expensed and classified in general and administrative expenses. These notes are unsecured, accrue interest at the rate of 10% per annum, and mature on June 15, 2024. These notes were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 10, 2022, our wholly owned subsidiary CIE, issued a promissory note in the amount of $125,000 due to an unrelated third party and received proceeds in the same amount for working capital purposes. This note is unsecured, accrues interest at the rate of 15% per annum, and matures on June 28, 2023. This note was sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On various dates from December 22, 2022 through December 27, 2022, we issued a series of promissory notes in amounts totaling $530,000 due to unrelated third parties and received proceeds in the same amount for working capital purposes. These notes are unsecured, accrue interest at the rate of 10% per annum, and mature on various dates from December 22, 2023 through December 27, 2023. Under the terms of this financing, we also issued 13,250,000 shares of its common stock. These notes and shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On various dates from January 9, 2023 through April 16, 2023, we issued a series of promissory notes in amounts totaling $448,750 due to unrelated third parties for working capital purposes. These notes are unsecured, accrue interest at the rate of 10% per annum, and mature on various dates from January 9, 2024 through April 16, 2024. Under the terms of this financing, we also issued 11,215,750 shares of its common stock. These notes and shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Page 17 of 48

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Corporate Universe, Inc.’s (“COUV” or the “Company’) business, current developments, financial condition, cash flows and results of operations.

Description Of The Company

Based on recent world events, the need for energy security is a top of the geo-political agenda, furthering the need for sustainable, renewable energy. This has been recently highlighted by the US Government’s recent investment of $30 billion in renewable energy development, which is expected to be replicated by other governments across the world.

Carbon-Ion is dedicated to the development of sustainable energy systems based on its proprietary supercapacitor technology.

The Company is positioning itself to lead its chosen markets in the UK and US by 2030 to keep pace with the worldwide goal of carbon-neutrality, initially through the development and deployment in grid services applications.

Carbon-Ion will work collaboratively to become the “go-to” partner in the industry for projects where improved management of power enables the optimization of current and future energy storage and delivery systems across a range of applications, from power grids to transportation.

Carbon Ion is developing next generation supercapacitor technology aimed at the grid and other energy storage applications.

We see both pure supercapacitor and hybrid solutions, by combining (the best in class battery solutions with supercapacitors), as the ways forward to deliver sustainable energy for the next three decades and a grid which is fit for the future. Supercapacitors are different but complimentary technology to batteries.

We are at the beginning of a forecasted once-in-a-century shift in moving away from fossil fuels to power our energy requirements across all demands for electricity. Key to this is the stability of the grid. Energy storage will be key to success in this transition with long, short and medium duration energy stores required to buffer the intermittency of renewable generation. Supercapacitors can, not only ensure stable frequency of the grid using short duration pulse power but also support lifetime (improving capex and opex) of medium duration storage and provide a bridge to long duration storage which may be slow to start.

Our super capacitor technology has applicability in these large and changing markets, enabling the transition to clean electricity generation without the fluctuations in frequency and supply which are inherent in renewable technologies.

We have spent the last decade developing a proprietary supercapacitor technology to meet these challenges. We believe that our technology enables a new category of supercapacitor that meets the requirements for broader market adoption. The Carbon-ion (C-ion) Supercapacitor technology that we are developing is being designed to offer greater energy density and safety when compared to today’s conventional super capacitors and longer life and faster charging than batteries. Supercapacitors are best used when you need energy fast.

While current battery technology has demonstrated the benefits of EVs, principally in the premium passenger car market, there are fundamental limitations inhibiting widespread adoption of battery technology. They can catch fire easily, they use rare earth materials and have limited life span and the power delivery is compromised. They are not a universally applicable energy store.

Lamborghini recognised this in their recently launched supercar costing $2.5M the ‘Sian’ that has adopted regenerative braking using super capacitors as their first move to electric powertrains. Supercapacitors can deliver more power, more quickly than a battery solution. As part of the VW Group, Lamborghini elected to go a different route to the rest with their first ever hybrid car, and not follow the industry orthodoxy of a Lithium battery solution. As a result, we believe a hybrid solution using new super capacitor technology with complimentary battery technology represents the most promising path to unlock a mass market shift. A super capacitor can provide that immediate fast delivery (instant kick) mechanism and then once momentum and velocity is achieved the system moves over to battery power. In this way, the system can be better optimised for both cost and performance.

After 30 years of gradual improvements in conventional lithium-ion batteries we believe (like others in the industry) the market needs a step change in battery technology to make mass market EVs competitive with the fossil fuel alternative. We have gone, like Lamborghini’s terzo millenio does, down a direct route to achieve this goal.

Page 18 of 48

We will continue developing our C-ion super capacitor technology with the goal of beginning transfer to commercial production in 2026. We have evaluated each of the elements required for initial success and calculated the high performance which we expect from their combination. We are now working to combine and optimize all components of the cell. We will then further develop volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs.

We are looking to raise funds that will enable us to expand and accelerate research and development activities and undertake additional initiatives. As well as continuing to develop our scientific and engineering capabilities at Milton Park Abingdon England, we will use third party pilot lines, to achieve our goal of being prepared to begin the transition to high volume manufacturing capability from 2026.

We intend to work closely with original equipment manufacturers (“OEMs”) to make our cells widely available over time. We recognize that our supercapacitor technology has applicability in other large and growing markets including energy storage and other electricity grid type environments such a frequency response. We expect that the heavy transport industries such as shipping, trains, planes and nascent charging infrastructure will also be featured.

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

Carbon-Ion was founded to develop a new class of energy storage device with considerable functional improvements over commercially available supercapacitors.

The C-Ion cell will provide specific power characteristics much higher than a typical Li-ion cell. It is designed to be classified as non-flammable and non-hazardous for transport, allowing the product to be shipped easily and to comply with both current and future regulations.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements for the years ended December 31, 2022 and 2021. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.

Page 19 of 48

Results of Operations

Twelve Months Ended December 31, 2022 vs. December 31, 2021

Revenues

Revenues for the twelve months ended December 31, 2022 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales in 2022 and 2021 from its supercapacitor technology.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2022 were $2,166,103 as compared with $3,066,229 for the comparable prior year period, a decrease of $900,126 or 29%. The decrease in operating expenses is primarily attributable to decreases in officers’ salaries and general salaries and wages of $458,278 and $867,625, respectively, directly related to continuing payment obligations made during 2021 related to the purchase of the business assets out of bankruptcy in 2020 and was offset by an increase in legal and professional fees of $274,364 primarily related to the cost of bringing the Company current with it’s public company filing requirements.

Operating Loss

The net operating loss for the twelve months ended December 31, 2022 was $2,166,103 as compared with $3,066,229 for the comparable prior year period, a decrease of $900,126 or 29%. The decrease in net operating loss is directly attributable to the decrease in operating expenses described above.

Other Income (Expenses)

Our other income (expenses) for the twelve months ended December 31, 2022 was expense of $319,320 as compared to income of $51,693 for the comparable prior year period, a change of $371,013. This change was primarily related to the recording of a loss on intellectual property of $210,814 during the twelve months ended December 31, 2022 and the gain related to the settlement of the ZapGo rent obligation during the twelve months ended December 31, 2021 of $121,718.

Income Tax Credits

Income tax credits for the twelve months ended December 31, 2022 were $330,183 as compared to $437,994 for the comparable period prior year period, a decrease of $107,811 or 25%. These credits are R&D tax credits allowed in the UK for certain payroll and related costs incurred by Oxion. The credit for the twelve months ended December 31, 2022 is less than the credit for the comparable prior year period due a reduced level of payroll in the UK.

Net Loss

Our net loss for the twelve months ended December 31, 2022 was $2,155,240 as compared with $2,576,542 for the comparable prior year period, a decrease of $421,302 or 16%. This decrease is attributable to the decrease in operating expenses of $900,126 offset by the decrease in other income (expense) of $371,013 and the decrease in income tax credits of $107,811 as described above.

Current Liquidity and Capital Resources for the Twelve Months Ended December 31, 2022 compared to Twelve Months Ended December 31, 2021

	2022	2021
Summary of Cash Flows:
Net cash used in operating activities	$(1,625,540)	$(1,806,494)
Net cash used in investing activities	(819,295)	(278,854)
Net cash provided by financing activities	3,036,645	2,054,375
Foreign currency translation	(130,791)	26,668
Net increase (decrease) in cash and cash equivalents	461,019	(4,305)
Beginning cash and cash equivalents	3,208	7,513
Ending cash and cash equivalents	$464,227	$3,208

Page 20 of 48

Operating Activities

Cash used in operations of $1,625,540 during the year ended December 31, 2022 was primarily a result of our $2,155,240 net loss reconciled with our net non-cash expenses relating to amortization of right of use assets and loss on impairment of intellectual property as well as changes in prepaid expenses, income tax credits receivable, security deposits, accounts payable and accrued expenses, payroll taxes payable, and operating lease liabilities. Cash used in operations of $1,806,494 during the year ended December 31, 2021 was primarily a result of our $2,576,542 net loss reconciled with our net non-cash expenses relating to amortization of right of use assets as well as changes in deferred legal fees, prepaid expenses, income tax credits receivable, COVID-19 HM furlough support, security deposits, accounts payable and accrued expenses, and payroll taxes payable.

Investing Activities

Cash used in investing activities of $819,295 during the year ended December 31, 2022 was primarily a result of $697,570 for the acquisition of property and equipment for the new laboratory as well as $121,725 for additional purchases of intellectual property. Cash used in investing activities of $278,854 during the year ended December 31, 2021 was primarily a result of $265,961 used in the acquisition of intellectual property.

Financing Activities

Cash provided by financing activities of $3,036,645 during the year ended December 31, 2022 consisted primarily of proceeds from the issuance of common stock of $1,446,999, notes payable of $770,597, convertible notes payable of $206,500 and advances from stockholders of $605,049. Cash provided by financing activities of $2,054,375 during the year ended December 31, 2021 consisted primarily of proceeds from the issuance of preferred stock of $1,754,160, notes payable issued to related parties of $585,000, and repayment of loan obligations of $191,268.

Future Capital Requirements

Our capital requirements for 2023 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures, acquisitions, and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Page 21 of 48

Item 8. Financial Statements and Supplementary Data

CORPORATE UNIVERSE, INC.

Index To Consolidated Financial Statements

For The Years Ended December 31, 2022 And 2021

Page 22 of 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Corporate Universe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corporate Universe, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public  accounting  firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

3001 N. Rocky Point Dr. East, Suite 200 •Tampa, Florida 33607 • 813.367.3527

Page 23 of 49

Impairment of Long-Lived Assets

As described in Note 2 to the Company’s financial statements, when facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. If the sum of the expected future cash flows is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds fair value.

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

The primary procedures we performed to address these critical audit matters included the following:

•         We  obtained  management’s  impairment  analysis  on  the  intangibles  and  performed  the  following procedures:

-       Reviewed the analysis and determined if the Company assessed the intangible assets at the appropriate level.

-       Reviewed the qualitative factors analyzed by the Company and performed an assessment of any possible indicators of impairment.

-       Assessed and tested the assumptions used by management and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of whether an impairment exists.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2021.

Tampa, Florida

April 17, 2023

Page 24 of 49

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND 2021

	2022	2021

ASSETS
CURRENT ASSETS
Cash	$464,227	$3,208
Inventory	101,745	114,487
Leasehold improvements refund receivable	109,725	-
Prepaid expenses	23,421	78,981
Income tax credits receivable	-	590,132
TOTAL CURRENT ASSETS	699,118	786,808
FIXED ASSETS
Property and equipment	775,001	187,156
TOTAL FIXED ASSETS	775,001	187,156
OTHER ASSETS
Intellectual property, net of impairment	528,357	613,024
Security deposits	48,411	54,474
Right-of-use assets, net of accumulated amortization	368,615	490,181
TOTAL OTHER ASSETS	945,383	1,157,679
TOTAL ASSETS	$2,419,502	$2,131,643

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$819,640	$1,173,307
Payroll taxes payable	386,001	398,299
Due to stockholders	610,908	5,859
Note payable related party	585,000	585,000
Notes payable	851,761	70,039
Current portion of operating lease liabilities	129,416	107,915
Convertibles note payable	206,500	-
TOTAL CURRENT LIABILITIES	3,589,226	2,340,419
Operating lease liabilities, net of current portion	271,808	401,224
TOTAL LIABILITIES	3,861,034	2,741,643
Commitments and contingencies (Note 15)
STOCKHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized
Series E: 81,100 authorized, 81,032 issued and outstanding	8	8
Series F: 100,000 authorized, 100,000 issued and outstanding	10	10
Series G: 25 authorized, 20 shares issued and outstanding	-	-
Series C: 100,000 authorized, 0 shares issued and outstanding	-	-
Series D: 100,000 authorized, 100,000 issued and outstanding	10	10
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 568,849,670 and 533,549,670 shares issued and outstanding at December 31, 2022 and 2021	56,885	53,355
Additional paid-in-capital	3,743,396	2,292,427
Accumulated deficit	(5,132,013)	(2,976,773)
Cumulative translation adjustment	(109,828)	20,963
TOTAL STOCKHOLDERS' DEFICIT	(1,441,532)	(610,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,419,502	$2,131,643

(See accompanying notes to the consolidated financial statements)

Page 25 of 49

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

SALES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Officers' salaries	78,727	537,005
Salaries and wages	555,243	1,422,868
Payroll taxes	128,620	197,054
Legal and professional fees	903,600	629,236
General and administrative expenses	499,913	280,066
TOTAL OPERATING EXPENSES	2,166,103	3,066,229

OPERATING LOSS	(2,166,103)	(3,066,229)

OTHER INCOME (EXPENSES)
Settlement of ZapGo rent obligation	-	121,718
Interest income	222	15,324
Loss on impairment of intellectual property	(210,814)	-
Interest expense	(108,728)	(85,349)
LOSS BEFORE INCOME TAX CREDITS	(2,485,423)	(3,014,536)

Income tax credits	330,183	437,994

NET LOSS	(2,155,240)	(2,576,542)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(137,450)	27,653
COMPREHENSIVE LOSS	$(2,292,690)	$(2,548,889)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	558,155,920	158,202,558

(See accompanying notes to the consolidated financial statements)

Page 26 of 49

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance, January 1, 2021	100,000	$10	100,000,000	$10,000	$379,357	$(400,231)	$(6,690)	$(17,554)

Common stock issued in reverse merger	181,052	18	433,549,670	43,355	1,913,070	-	-	1,956,443

Foreign currency translation adjustment	-	-	-	-	-	-	27,653	27,653

Net loss	-	-	-	-	-	(2,576,542)	-	(2,576,542)

Balance, December 31, 2021	281,052	28	533,549,670	53,355	2,292,427	(2,976,773)	20,963	(610,000)

Issuance of common stock for cash	-	-	22,050,000	2,205	1,179,794	-	-	1,181,999

Issuance of common stock related to debt	-	-	13,250,000	1,325	263,675	-	-	265,000

Issuance of Series G preferred stock	-	-	-	-	7,500	-	-	7,500

Foreign currency translation adjustment	-	-	-	-	-	-	(130,791)	(130,791)

Net loss	-	-	-	-	-	(2,155,240)	-	(2,155,240)

Balance, December 31, 2022	281,052	$28	568,849,670	$56,885	$3,743,396	$(5,132,013)	$(109,828)	$(1,441,532)

(See accompanying notes to the consolidated financial statements)

Page 27 of 49

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Cash flows from operating activities:
Net loss	$(2,155,240)	$(2,576,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	121,566	55,421
Amortization of note payable discount	11,125	-
Loss on impairment of intellectual property	206,392	-
Changes in operating assets and liabilities:
Inventory	12,742	1,640
Deferred legal fees	-	27,021
Prepaid expenses	55,560	(64,585)
Income tax credits receivable	590,132	(441,177)
COVID-19 HM furlough support	-	46,161
Security deposits	6,063	(54,474)
Accounts payable and accrued expenses	(353,667)	975,196
Payroll taxes payable	(12,298)	224,845
Operating lease liabilities	(107,915)	-
Net cash used in operating activities	(1,625,540)	(1,806,494)
Cash flows used in investing activities:
Acquisition of property and equipment	(697,570)	(12,893)
Additions to intellectual property	(121,725)	(265,961)
Net cash used in investing activities	(819,295)	(278,854)
Cash flows from financing activities:
Principal payments on operating lease obligations	-	(36,463)
Repayment of loan obligations	-	(191,268)
Advances from (repayments to) stockholders	605,049	(1,144)
Proceeds from (payments of) convertible notes	206,500	(99,265)
Proceeds from note payable related party	-	585,000
Proceeds from (payments of) notes payable	770,597	-
Contributed capital	-	43,355
Proceeds from the issuance of common stock	1,446,999	-
Proceeds from the issuance of preferred stock	7,500	1,754,160
Net cash provided by financing activities	3,036,645	2,054,375
Effect of exchange rate changes on cash	(130,791)	26,668
Net increase (decrease) in cash	461,019	(4,305)
Cash at beginning of the period	3,208	7,513
Cash at end of the period	$464,227	$3,208

Supplemental disclosure of cash flow information:
Stockholder loans reclassified to additional paid-in capital in exchange for equity	$-	$158,910
Operating lease right-of-use assets exchanged for operating lease liabilities	$-	$545,602
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to the consolidated financial statements)

Page 28 of 49

Corporate Universe, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

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

Inventory

Inventory, which consists substantially of raw materials, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory is valued at the end of each fiscal year for the purpose of determining if a reserve for obsolescence needs to be recorded. There is no reserve for obsolescence as of December 31, 2022 or 2021.

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

Page 29 of 49

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

OXC accrues research and development (“R&D”) tax credits payable by the HM Revenue and Customs (“HMRC”) in England based on 14.50% of qualified R&D payroll costs. OXC, at it’s sole dicretion, can elect to forego the tax credit and carryforward the qualified R&D payroll costs to offset future taxable income in England.

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

Impairment of Long-lived Assets

Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with ASC 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value. The impairment for the years ended December 31, 2022 and 2021 was $210,814 and $0, respectively

Revenue Recognition

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

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of FASB ASC 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of December 31, 2022 and 2021, there were no options outstanding.

Page 30 of 49

Convertible Debentures

The Company adopted the guidance in Accounting Standards Updated ("'ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on January 1, 2022. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally. ASU 2020-06 removes the requirements for accounting for beneficial conversion features. The Company adopted ASU 2020-06 utilizing the modified retrospective method, which resulted in an immaterial impact to the Company.

Leases

The Company accounts for leases in accordance with FASB ASC 842, “Leases”. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in operating lease – right to use assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion in long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

As permitted under FASB ASC 842, the Company has made an accounting policy election not to apply the recognition provisions to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short-term leases at December 31, 2022 and 2021.

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

(3) Going Concern

As of December 31, 2022 and 2021, the Company has accumulated operating losses of $5,132,013 and $2,976,773, respectively, has yet to commence operations, and has no product sales related to its patented battery storage technology that was acquired on September 11, 2020, all of which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company is currently addressing its liquidity issues by continually seeking investment capital through private placement of common stock and debt. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or be able to arrange for other financing to fund planned business activities.

Page 31 of 49

(4) Property and Equipment

Property and equipment consisted of the following at December 31:

	2022	2021

Leasehold improvements	$566,467	$-
Laboratory equipment	206,986	171,801
Other equipment	1,548	15,355
Total	$775,001	$187,156

Property and equipment has not been placed in service and, as such, there was no depreciation expense for the years ended December 31, 2022 and 2021.

(5) Intellectual Property

Intellectual property at December 31, 2022 and 2021, in the amounts of $528,357 and $613,024, respectively, are net of reserves for impairment of $240,506 and $34,114, respectively, as of those dates. The intellectual property includes various super capacitor technology patents that were acquired on September 11, 2020 as part of the ZapCo Ltd acquisition, plus legal fees subsequently incurred directly related to these patents and additional patent applications. The Company has deferred amortizing the intellectual property until it begins revenue operations in order to more accurately match the expense with the revenue. As such, there was no amortization expense for the years ended December 31, 2022 and 2021.

(6) Operating Lease Right-of-Use Assets and Operating Lease Liabilities

On May 5, 2021, the Company entered into two short-term operating lease agreements for laboratory equipment. One lease runs through April 5, 2023 and the other through May 5, 2023 with monthly rental payments of $1,221 and $605, respectively.

On July 31, 2021, the Company entered into a three-year operating lease agreement for laboratory equipment. The lease runs through July 31, 2024 with monthly rental payments of approximately $4,600, including VAT, plus utilities and a pro-rata share of any joint charges as reasonably determined by the landlord.

On August 2, 2021, the Company entered into a five-year operating lease agreement for laboratory in Oxfordshire, England. The lease runs through August 2, 2026 with average monthly rental payments of approximately $8,500, including VAT, plus utilities and a pro-rata share of any joint charges as reasonably determined by the landlord.

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate is estimated to be 10% as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. The Company recorded $167,012 and $78,816 as operating lease expense for the years ended December 31, 2022 and 2021, respectively. Such expense was classified in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Right-of-use assets consisted of the following at December 31:

	2022	2021

Operating leases	$545,602	$545,602
Less accumulated amortization	(176,987)	(55,421)
Total	$368,615	$490,181

Page 32 of 49

Operating lease liabilities consisted of the following at December 31:

	2022	2021

Current portion	$129,416	$107,915
Long-term portion	271,808	401,224
Total	$401,224	$509,139

The maturity of lease liabilities for the years ending each December 31st is as follows:

2023	$162,109
2024	131,700
2025	109,200
2026	63,700
Total	466,709
Less imputed interest	(65,485)
Lease liabilities	$401,224

(7) Payroll Taxes Payable

On August 27, 2021, OXC entered into an installment payment arrangement with HM Revenue & Customs in England for the payroll taxes balance due of $364,538 at June 30, 2021 plus approximately $54,600 for the July payroll tax liability. Payments are to be made in five monthly installments of approximately $76,120 beginning in October 2021 with the final installment due in March 2022 of approximately $38,600 plus any interest that will be due. The outstanding balance at December 31, 2021 related to this installment payment arrangement was $191,840, which is included in payroll taxes payable on the consolidated balance sheets and was paid off in 2022.

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

Payroll taxes payable at December 31, 2022 and 2021 were $386,001 and $398,299, respectively.

On January 13, 2023, OXC entered into an additional installment payment arrangement with HMRC as described in Note 17, Subsequent Events.

(8) Due To Stockholders

Due to stockholders totaled $610,908 and $5,859 as of December 31, 2022 and 2021, respectively. The balance as of December 31, 2022 represents monies advanced to CIE for working capital purposes by the President of COUV, who is also a director and stockholder. The balance as of December 31, 2021 represents monies advanced to CIE for working capital purposes by the Chief Financial Officer of COUV, who is also a stockholder. These amounts are unsecured, non-interest bearing, and payable upon demand.

(9) Note Payable Due To Related Party

On December 31, 2021, CIE executed a promissory note in the amount of $585,000 due to an entity that is beneficially owned and controlled by the President of COUV, who is also a director and stockholder, and received proceeds in the same amount for working capital purposes. This note is unsecured, accrues interest at a rate of 1.9% per annum, and is payable on demand. Principal outstanding in connection with this note totals $585,000 as of December 31, 2022 and 2021. Accrued interest outstanding in connection with this note totals $11,115 and zero as of December 31, 2022 and 2021, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with this note totals $11,115 and zero for the years ended December 31, 2022 and 2021, respectively.

Page 33 of 49

(10) Notes Payable

On various dates from February 16 through October 26, 2022, CIE executed promissory notes in amounts totaling $190,000 due to an unrelated third party and received proceeds in the same amount for working capital purposes. These notes are unsecured, accrue interest at rates ranging from 3% to 15% per annum, and have maturity dates ranging from on demand to June 23, 2023. Principal outstanding in connection with these notes totals $190,000 and zero as of December 31, 2022 and 2021, respectively. Accrued interest outstanding in connection with these notes totals $10,148 and zero as of December 31, 2022 and 2021, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with these notes totals $10,113 and zero for the years ended December 31, 2022 and 2021, respectively.

On April 5, 2022, CIE executed a promissory note in the amount of $275,000 due to an unrelated third party and received proceeds of $250,000 for working capital purposes. This note is unsecured, accrues interest at the rate of 15% per annum, and matures on May 5, 2023. The difference of $25,000 was recorded as a debt discount and is being amortized to interest expense on a straight-line basis through the maturity date of the note. Principal outstanding in connection with this note totals $275,000 and zero as of December 31, 2022 and 2021, respectively. Accrued interest outstanding in connection with this note totals $30,061 and zero as of December 31, 2022 and 2021, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with this note totals $30,061 and zero for the years ended December 31, 2022 and 2021, respectively. Amortization of debt discount expense in connection with this note totals $17,008 and zero for the years ended December 31, 2022 and 2021, respectively. The unamortized debt discount in connection with this note is $7,992 and zero as of December 31, 2022 and 2021, respectively, which results in a discounted note balance of $267,008 and zero as of December 31, 2022 and 2021, respectively.

On August 10, 2022, CIE executed a promissory note in the amount of $125,000 due to an unrelated third party and received proceeds in the same amount for working capital purposes. This note is unsecured, accrues interest at the rate of 15% per annum, and matures on June 28, 2023. Principal outstanding in connection with this note totals $125,000 and zero as of December 31, 2022 and 2021, respectively. Accrued interest outstanding in connection with this note totals $7,346 and zero as of December 31, 2022 and 2021, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with this note totals $7,346 and zero for the years ended December 31, 2022 and 2021, respectively.

On various dates from December 22, 2022 through December 27, 2022, COUV executed a series of promissory notes in various face amounts totaling $530,000 due to unrelated third parties and received proceeds in the same amount for working capital purposes. These notes are unsecured, accrue interest at the rate of 10% per annum, and mature on various dates from December 22, 2023 through December 27, 2023. Under the terms of this financing, COUV issued 13,250,000 shares of its common stock. Such shares were valued at $530,000 utilizing $0.04 per share based upon COUV’s most recent issuance of common shares in exchange for cash. Therefore, the proceeds from this transaction were allocated equally between the issuance of the promissory notes and the shares for accounting purposes. This resulted in a $265,000 debt discount associated with the promissory notes which is being amortized to interest expense on a straight-line basis through the maturity date of the notes. Principal outstanding in connection with these notes totals $530,000 and zero as of December 31, 2022 and 2021, respectively. Accrued interest outstanding in connection with these notes totals $951 and zero as of December 31, 2022 and 2021, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with these notes totals $951 and zero for the years ended December 31, 2022 and 2021, respectively. Amortization of debt discount expense in connection with these notes totals $4,754 and zero for the years ended December 31, 2022 and 2021, respectively. The unamortized debt discount in connection with this note is $260,246 and zero as of December 31, 2022 and 2021, respectively, which results in discounted note balances of $269,754 and zero as of December 31, 2022 and 2021, respectively.

(11) Convertible Notes Payable

On various dates from July 26, 2022 through November 29, 2022, CIE executed a series of promissory notes in amounts totaling $206,500 due to unrelated third parties and received proceeds of $199,866 for working capital purposes. The difference of $6,634 relates to transaction fees which were immediately expensed and classified in general and administrative expenses. These notes are unsecured, accrue interest at the rate of 10% per annum, and mature on June 15, 2024. Principal outstanding in connection with these notes totals $206,500 and zero as of December 31, 2022 and 2021, respectively. Accrued interest outstanding in connection with these notes totals $7,374 and zero as of December 31, 2022 and 2021, respectively. Interest expense in connection with these notes totals $7,374 and zero for the years ended December 31, 2022 and 2021, respectively.

These notes will convert into CIE common shares upon the completion of the COUV reorganization and the occurrence of one of the following:

a)

A CIE equity financing of $3,000,000 or more. In this scenario, the notes and accrued interest will convert into shares of CIE common stock at the price per share paid by new investors in such equity financing discounted by 20%.

b)

The maturity of the notes on June 15, 2024. In this scenario, the notes and accrued interest will convert into shares of CIE common stock at a price per share equal to the average of the last reported sales price for each of the ten trading days immediately prior to the maturity date. If the shares of CIE common stock are not listed on a securities exchange at that time, then the fair market value per share shall be determined by the CIE Board of Directors.

Page 34 of 49

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

Series E — As of December 31, 2022 and 2021, there were 81,032 shares issued and outstanding. The Series E Preferred has the following designations:

•	Convertible at option of holder; 1 preferred share is convertible into 1,000 common shares
•	The holders are entitled to receive dividends if and when declared.
•	The Series E holders are entitled to receive liquidation in preference to the common holders or any other class or series of preferred stock.
•	Voting: The Series E Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible.

Series F —As of December 31, 2022 and 2021 there were 100,000 shares issued and outstanding. The Series F Preferred has the following designations:

•	Convertible at option of holder; 1 preferred share is convertible into $0.25 per share (4,000,000 common shares)
•	The holders are entitled to receive dividends if and when declared.
•	The Series F holders are entitled to receive liquidation in preference to the common holders but not above the Series E preferred stock.
•	Voting: The Series F Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible.

Page 35 of 49

Series G — As of December 31, 2022 and 2021 there were 20 shares issued and outstanding. The Series G Preferred has the following designations:

•	Each share is convertible at option of holder into 4,000,000 common shares
•	The holders are entitled to receive dividends if and when declared.
•	The Series G holders are entitled to receive liquidation in preference to the common holders and any subsequent issuances of preferred stock.
•

Voting: Each share of the Series G Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible.

Series C — As of December 31, 2022 and 2021, there were no Series C shares outstanding. The Series C Preferred has the following designations:

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

Series D — As of December 31, 2022 and 2021 there were 100,000 shares issued and outstanding. The Series D Preferred has the following designations:

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

(14) Income Taxes

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $5,132,000 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance equal to the deferred tax asset relating to these tax loss carry-forwards of approximately $1,078,000 and $750,000 as of December 31, 2022 and 2021, respectively.

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

Page 36 of 49

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations and comprehensive loss. There were no interest or penalties accrued as of December 31, 2022 or 2021.

The R&D income tax credits for the years ended December 31, 2022 and 2021 were $330,183 and $437,994, respectively. The balance due from the HMRC for these R&D income tax credits as of December 31, 2022 and 2021 was $0 and $590,132, respectively.

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

The two employment agreements described above were replaced by new agreements effective March 1 and March 14, 2023 as disclosed on Note 17, Subsequent Events.

On February 21, 2022, OXC entered into consulting agreement with an unrelated third-party company and the associated consultant on a non-exclusive basis. Pursuant to terms of the agreement, the consultant company is entitled to receive £15,000 per month, plus qualified expenses, until it is terminated by either party giving to the other no less than three months written notice. However, OXC can immediately terminate this agreement, without prejudice, if the consultant commits a material breach or various other forms of misconduct as defined. As additional compensation, the Company’s intends to recommend to the Board of Directors that the consultant be issued a stock grant equal to 3% of the post reorganized shares of CIE’s common stock, when effective, on a fully diluted basis. The Company intends this grant, when issued, will vest over a three term at 1% per year as defined. Furthermore, it is the Company’s intention to offer the consultant a seat on the Board of Directors, without compensation.

On February 23, 2022, OXC formally settled a legal dispute with the two former executives and directors of ZapGo Limited for compensation obligations post acquisition and agreed to an Ex Gratia Payment of $121,221 each. The total balance of $242,442 was included in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2021 and in salaries and wages on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. These amounts were paid in full during the year ended December 31, 2022.

On July 1, 2022, CIE entered into consulting agreement with an individual, who is also a major shareholder of the Company, on a non-exclusive basis. Pursuant to terms of the agreement, the consultant is entitled to receive $15,000 per month, plus qualified expenses, until it is terminated by either party giving to the other no less than three months written notice. However, CIE can immediately terminate this agreement, without prejudice, if the consultant commits a material breach or various other forms of misconduct as defined.

Page 37 of 49

(16) Concentration of Credit Risk

The Company maintains cash balances in interest and non-interest bearing bank accounts, one of which exceeded federally insured limits by $117,541 as of December 31, 2022 and none of which exceeded federally insured limits as of December 31, 2021. The Company has not experienced any losses in any of its accounts and management believes not to be exposed to any significant credit risk on cash.

(17) Subsequent Events

On January 13, 2023, OXC entered into an additional installment payment arrangement with the HMRC in England for payroll taxes liabilities incurred during the year ended December 31, 2022 of approximately $198,000, which is net of R&D income tax credits due from HMRC of approximately $262,000 as of December 31, 2022. Payments are to be in made in four monthly installments of approximately $49,500 each beginning in February 2023 through May 2023.

On various dates from January 9, 2023 through April 16, 2023, COUV executed a series of promissory notes in amounts totaling $448,750 due to unrelated third parties for working capital purposes. Such notes were issued under terms identical to those described in Note 10.

Effective March 1, 2023, CIE entered into a new Employment Agreement (the “Agreement”) with the CEO, which supersedes his employment agreement dated March 31, 2021. The initial term of this Agreement is for two years and it shall automatically extend for an additional term of one year unless either party gives notice of non-renewal at least six months prior to the expiration of the term then in effect. Under the provisions of this Agreement, the CEO shall be paid a base salary of $200,000 per annum plus annual cash bonuses and an option to purchase shares of the Company’s common stock in amounts to be determined at the discretion of the Compensation Committee of the Board of Directors. Concurrent with the execution of this Agreement, the CEO waived all amounts due to him under the previous employment agreement totaling $371,600 as of December 31, 2022. As such, the Company wrote-off this accrued balance against compensation expense for the year ended December 31, 2022.

Effective March 14, 2023, CIE entered into a new Employment Agreement (the “Agreement”) with the CFO, which supersedes his employment agreement dated April 12, 2021. The initial term of this Agreement is for two years and it shall automatically extend for an additional term of one year unless either party gives notice of non-renewal at least six months prior to the expiration of the term then in effect. Under the provisions of this Agreement, the CFO shall be paid a base salary of $180,000 per annum plus annual cash bonuses and an option to purchase shares of the Company’s common stock in amounts to be determined at the discretion of the Compensation Committee of the Board of Directors. Concurrent with the execution of this Agreement, the CFO waived all amounts due to him under the previous employment agreement totaling $196,570 as of December 31, 2022. As such, the Company wrote-off this accrued balance against compensation expense for the year ended December 31, 2022.

Management has evaluated subsequent events through April 17, 2023, the date the consolidated financial statements were available to be issued, and has determined that there are no other events that would require an adjustment to, or disclosure in, the consolidated financial statements as of December 31, 2022.

Page 38 of 49

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

At December 31, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2022, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of December 31, 2020, our internal control over financial reporting was not effective.

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

Our management has conducted an evaluation, under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2022. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Page 39 of 49

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to each of our directors and executive officers including their positions and age as of the date of this Annual Report.

Name	Age	Position

Jack (“Jeb”) Brooks	55	President and Director
Adrian Jones	68	Director and CFO
Andrew Sispoidis	56	Director and CEO

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

Independence of the Board of Directors

As of the date of this Annual Report, none of our directors are independent.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as disclosed below, there have been no events under any bankruptcy act, any criminal proceedings and any judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Page 40 of 49

Item 11. Executive Compensation

As a “smaller reporting company” under SEC rules, our named executive officers for the fiscal years ended December 31, 2022 and 2021 (collectively, the “Named Executive Officers”) were as follows:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($) (3)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Jack (“Jeb”) Brooks,	2022	-	-	-	-	-	-	-	-
President and Director (1)	2021	-	-	-	-	-	-	-	-
Adrian Jones,	2022	$202,852	-	-	-	-	-	-	$202,850
Director and CFO (1,2)	2021	$188,255	-	-	-	-	-	-	$188,255
Andrew Sispoidis,	2022	$153,000	-	-	-	-	-	-	$153,000
Director and CEO (1,2)	2021	$348,750	-	-	-	-	-	-	$348,750

(1)	Messrs. Brooks, Jones and Sispoidis became President, CFO and CEO, respectively, on November 12, 2021.
(2)

Messrs. Jones and Sispoidis salary for 2022 and 2021 was paid by Carbon-ion for the year ended December 31, 2022 and from the inception of their respective contracts with Carbon-Ion through December 31, 2021 as detailed in the Employment Agreements section below.

Pay Versus Performance Table

As required by Item 402(v) of Regulation S-K, the following table provides information regarding the relationship between executive compensation and certain financial metrics commonly used to gauge the Company’s performance during the two years ended December 31, 2022.

The table below summarizes compensation values previously reported in the Summary Compensation Table above and compensation actually paid to our Principal Executive Officer (the “PEO”) and our Named Executive Officer (the “NEO”). Those amounts are identical since the former does not include stock-based compensation or any other form of non-cash compensation.

Notes

1)	The PEO during 2022 was Andrew Sispoidis and during 2021 the PEO was Andrew Sispoidis and Isaac Sutton who each served as the Company’s Chief Executive Officer.

2)	The NEO during 2022 and 2021 was Adrian Jones who served as the Company’s Chief Financial Officer.

3)

Amounts are based upon the closing stock prices of $0.3291, $0.0470, and $0.0250 for December 31, 2020, 2021, and 2022, respectively and the assumption of the investment of $100 in the Company’s stock on December 31, 2020.

Page 41 of 49

Discussion Regarding the Relationship Between Executive Pay and Financial Metrics

Total PEO and NEO pay increased from $627,005 during the year ended December 31, 2021 to $715,000 during the year ended December 31, 2022, an increase of $87,995 or 14%.

During those two years ended December 31, 2022, the total shareholder return on an investment of $100 in the Company’s stock declined during that period to $0.76, a decrease of $99.24 or 99%.

During each of the years ended December 31, 2022 and 2021, the Company experienced net losses of $2,130,485 and $2,576,542, respectively.

The above comparisons between total PEO and NEO pay and total shareholder return and net losses are not particularly meaningful as the two years ended December 31, 2022 was an unusual period for the Company. Specifically, it effected a reverse merger during 2021 with CIE, a company which is developing next generation supercapacitor technology with applications from power grids to transportation. Further, as the combined companies are in the pre-revenue stage of their activities, they are naturally experiencing operating losses.

Total PEO and NEO pay identified above actually reflects relatively frugal compensation amounts paid to the only two officers of the Company who accomplished the reverse merger, were charged with managing the technology development activities, and simultaneously continue to raise financing to sustain such technology development.

Employment Agreements

On March 31, 2021, Carbon-Ion entered into an employment agreement with Andrew Sispoidis pursuant to which Mr. Sispoidis shall serve at the Chief Executive Officer (“CEO”) for an initial term of one year with a base salary of $465,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. Carbon-Ion shall review the base salary on an annual basis and has the right but not the obligation to increase it, but has no right to decrease the base salary. This agreement automatically extends for additional terms of one year unless either party gives at least six months prior written notice of non- renewal during the initial term or the then current renewal term. In addition, Mr.Sispoidis is entitled to receive an annual bonus up to $400,000 if Carbon-Ion meets or exceeds criteria adopted by the compensation committee of the board of directors on an annual basis. Effective March 1, 2023, the Company entered into a new Employment Agreement (the “Agreement”) with the CEO, which supersedes his employment agreement dated March 31, 2021. The initial term of this Agreement is for two years and it shall automatically extend for an additional term of one year unless either party gives notice of non-renewal at least six months prior to the expiration of the term then in effect. Under the provisions of this Agreement, the CEO shall be paid a base salary of $200,000 per annum plus annual cash bonuses and an option to purchase shares of the Company’s common stock in amounts to be determined at the discretion of the Compensation Committee of the Board of Directors. Concurrent with the execution of this Agreement, the CEO waived all amounts due to him under the previous employment agreement totaling $371,600 as of December 31, 2022. As such, the Company wrote-off this accrued balance against compensation expense for the year ended December 31, 2022.

On April 12, 2021, Carbon-Ion entered into an employment agreement with Adrian Jones pursuant to which Mr. Jones shall serve as the Chief Financial Officer for an initial term of one year with a base salary of $250,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. Carbon-Ion is also obligated to increase the base salary on an annual basis between $15,000 and $30,000 at the discretion of the compensation committee of the board of directors. Mr. Jones is also entitled to receive a car allowance of $1,000 per month and five weeks paid vacation per year. This agreement automatically extends for additional terms of one year unless either party gives at least six months prior written notice of non-renewal during the initial term or the then current renewal term. In addition, Mr. Jones is entitled to receive a bonus determined by the compensation committee of the board of directors on an annual basis. Effective March 14, 2023, the Company entered into a new Employment Agreement (the “Agreement”) with the CFO, which supersedes his employment agreement dated April 12, 2021. The initial term of this Agreement is for two years and it shall automatically extend for an additional term of one year unless either party gives notice of non-renewal at least six months prior to the expiration of the term then in effect. Under the provisions of this Agreement, the CFO shall be paid a base salary of $180,000 per annum plus annual cash bonuses and an option to purchase shares of the Company’s common stock in amounts to be determined at the discretion of the Compensation Committee of the Board of Directors. Concurrent with the execution of this Agreement, the CFO waived all amounts due to him under the previous employment agreement totaling $196,570 as of December 31, 2022. As such, the Company wrote-off this accrued balance against compensation expense for the year ended December 31, 2022.

Page 42 of 49

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2022.

Outstanding Equity Awards at End of 2022

We had no outstanding equity awards as of December 31, 2022.

Compensation of Directors

We did not pay compensation to any of our directors in the year ended December 31, 2022.

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

Independence of the Board of Directors

As of the date of this Annual Report, none of our directors are independent.

Page 43 of 49

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth certain information regarding beneficial ownership of our Common Stock and Preferred Stock as of March 31, 2023, post Close on such date by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)	Percentage of Total Voting Power (3)
Jack Brooks(4)	766,562,500	59.87%	39.12%
Adrian Jones(5)	209,062,500	27.40%	10.67%
Andrew Sispoidis(6)	209,062,500	27.40%	10.67%

All Executive Officers and Directors as a group (3 people)	11,184,687,500	71.00%	60.46%

5% Shareholders
Robert DelVecchio(7)	139,375,000	19.96%	7.11%
Seacor Capital Inc(8)	103,511,000	16.45%	5.32%
Equity Markets Advisory(9)	70,068,000	11.20%	3.60%
Primo Ianieri (10)	29,950,990	5.27%	1.53%

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

(2)

Applicable percentage ownership is based on (i) 568,849,670 shares of Common Stock outstanding; (ii) 100,000 shares of Series D Preferred Stock outstanding; (iii) 81,032 shares of Series E Preferred Stock outstanding; (iv) 100,000 shares of Series F Preferred Stock outstanding and  (v) 19.675 shares of Series G Preferred Stock oustanding as of March 9, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of March 9, 2023, for each stockholder.

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

Each share of Series D Preferred Stock shall be entitled to the number of votes equal to the number of shares into which each share of Series D Preferred Stock is convertible. Each share of Series E Preferred Stock and Series F Preferred Stock and Series G Preferred Stock shall be entitled to 100 votes on any matter presented to common stockholders. Each share of Series G Preferred Stock shall be entitled to 4,000,000 votes on any matter presented to common stockholders.

Page 44 of 49

(3)

Percentage of Total Voting Power is based on 1,959,402,870 votes and include (i) 568,849,670 voting rights attached to common stock; (ii) 1,293,750,000 votes attached to Series D Preferred Stock; (iii) 8,103,200 voting rights attached to Series E Preferred Stock; (iv) 10,000,000 voting rights attached to Series F Preferred Stock and (v) 78,700,000 voting rights attached to Series G Preferred Stock. The Series D, E, F and G Preferred Stock all vote based on the amount of shares into which their shares are convertible.

(4)

Includes 711,562,500 shares of Common Stock underlying 55,000 shares of Series D Preferred Stock held in the name of Merlin Engine LLC, a limited liability company beneficially controlled by Jack Brooks, issued in connection with the Share Exchange.

(5)	Includes 194,062,500 shares of Common Stock underlying 15,000 shares of Series D Preferred Stock held by Mr. Jones, issued in connection with the Share Exchange.

(6)	Includes 194,062,500 shares of Common Stock underlying 15,000 shares of Series D Preferred Stock held by Mr. Sispoidis, issued in connection with the Share Exchange.

(7)	Includes 129,375,000 shares of Common Stock underlying 10,000 shares of Series D Preferred Stock held by Mr. DelVecchio, issued in connection with the Share Exchange.

(8)

Includes (i) 40,611,000 shares of Common Stock underlying 40,611 shares of Series E Preferred Stock, (ii) 2,000,000 shares of Common Stock underlying 50,000 shares of Series F Preferred Stock, and (iii) 30,900,000 shares of Common Stock underlying 7.73 shares of Series G Preferred Stock issued to Seacor Capital.

(9)

Includes (i) 33,268,000 shares of Common Stock underlying 33,268 shares of Series E Preferred Stock, (ii) 2,000,000 shares of Common Stock underlying 50,000 shares of Series F Preferred Stock, and (iii) 34,800,000 shares of Common Stock underlying 8.70 shares of Series G Preferred Stock issued to Equity Markets Advisory.

(10)	Includes 2,995,100 shares of Common Stock held as Nominee for an unrelated third party.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers and directors are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, to our knowledge none of the Section 16(a) filing requirements applicable to our officers and directors were filed filed during the fiscal year ended December 31, 2022.

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

The balances at December 31, 2022 and 2021 of $610,908 and $5,859, respectively, represent monies advanced to the Company by two stockholders, who are also officers and directors, for working capital purposes. These amounts are unsecured, non-interest bearing and payable upon demand.

On December 31, 2021, Oxion executed a promissory note with an entity that is beneficially owned and controlled by the President of the Company, who is also a director and stockholder, in the amount of $585,000. This note is unsecured, accrues interest at a rate of 1.9% per annum, and it is payable on demand.

Page 45 of 49

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Accell Audit & Compliance for professional services rendered for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,	December 31,
	2022	2021
Audit Fees	$38,500	$26,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$38,500	$26,000

Audit Fees - Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees - Consists of fees for product and services other than the services reported above.

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

Our Board of Directors has reviewed and discussed with Accell, our audited consolidated financial statements contained in this Annual Report on Form 10-K for the years ended December 31, 2022 and 2021. The Board of Directors also has discussed with the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 for filing with the SEC.

Page 46 of 49

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List the following documents filed as part of this report

(1) Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

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
3.8*

Certificate of Amendment to Certificate of Designation of Series E Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference

3.9*

Certificate of Amendment to Certificate of Designation of Series F Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference

3.10*

Certificate of Amendment to Certificate of Designation of Series G Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference

4.1*	Description of the Company’s Capital Stock
4.2

3% Promissory Note dated February 16, 2022 in the amount of $75,000 issued by Carbon-Ion filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on July 29, 2022 and incorporated herein by reference.

4.3

15% Promissory Note dated April 9, 2022 in the amount of $275,000 issued by Carbon-Ion filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on July 29, 2022 and incorporated herein by reference.

4.4

15% Promissory Note dated June 28, 2022 in the amount of $125,000 issued by Carbon-Ion filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on July 29, 2022 and incorporated herein by reference.

4.5*	15% Promissory Note dated June 24, 2022 in the amount of $100,000 issued by Carbon-Ion
4.6*	15% Promissory Note dated October 26, 2022 in the amount of $15,000 issued by Carbon-Ion
4.7*	Form of Convertible Promissory Note issued by Carbon-Ion from July 26, 2022 through November 29, 2022
4.8*	Form of Promissory Note issued by Corporate Universe beginning in December 2022.
10.1+	Consulting Agreement with Sutton Global Associates, Inc. dated July 1, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed on April 26, 2021).
10.2	Share Exchange Agreement with Carbon Ion dated April 13, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 filed on April 26, 2021)

Page 47 of 49

10.3	Promissory Note issued by Carbon Ion dated April 13, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 filed on April 26, 2021)
10.4	Security Agreement issued by Carbon Ion and Oxcion dated April 13, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 filed on April 26, 2021)
10.5	Termination Agreement dated April 13, 2021 and Prior Notes Replaced by April 13, 2021 Promissory Note (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 filed on April 26, 2021)
10.6	Binding Letter of Intent dated December 10, 2020 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 filed on April 26, 2021)
10.7+

Employment Agreement dated March 31, 2021 between Carbon-Ion Energy, Inc. and Andrew Sispoidis, filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on July 29, 2022 and incorporated herein by reference.

10.8+

Employment Agreement dated April 12, 2021 between Carbon-Ion Energy, Inc. Company and Adrian Jones filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on July 29, 2022 and incorporated herein by reference.

10.9*+	Employment Agreement dated March 1, 2023 between Carbon-Ion Energy, Inc. and Andrew Sispoidis
10.10*+	Employment Agreement dated March 14, 2023 between Carbon-Ion Energy, Inc. and Adrian Jones
10.11*	Form of Stock Purchase Agreement issued by Corporate Universe beginning in December 2022.
21.1	Subsidiaries of the Registrant filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on July 29, 2022 and incorporated herein by reference.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	List of Zapgo Patents (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form 10 filed on April 26, 2021)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

* +	Filed herewith Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary

Not applicable.

Page 48 of 49

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Universe, Inc.

Date: April 17, 2023	By	/s/ Jack Brooks
Jack Brooks, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2023.

Signature	Capacity

/s/ Jack Brooks	President and director
Jack Brooks	(Principal Executive Officer)

/s/ Adrian Jones	Chief Financial Officer and director
Adrian Jones	(Principal Financial and Accounting Officer)

/s/ Andrew Sispoidis	Chief Executive Officer and director
Andrew Sispoidis

Page 49 of 49