Form 10-Q
period 2023-03-31
CORPORATE UNIVERSE INC
filed 2023-05-22
CIK 1450307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-56271

CORPORATE UNIVERSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-2005645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2093 Philadelphia Pike #8334, Claymont, DE	19703
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock, par value of $0.0001 on May 18, 2023 was 580,568,420.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Financial Statements

Corporate Universe, Inc.

3

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$52,244	$464,227
Inventory	105,128	101,745
Landlord inducement reverse premium	113,373	109,725
Prepaid expenses	14,929	23,421
Income tax credits receivable	62,210	-
TOTAL CURRENT ASSETS	347,884	699,118
FIXED ASSETS
Property and equipment	800,770	775,001
TOTAL FIXED ASSETS	800,770	775,001
OTHER ASSETS
Intellectual property, net of impairment	516,883	528,357
Security deposits	50,021	48,411
Right-of-use assets, net of accumulated amortization	336,240	368,615
TOTAL OTHER ASSETS	903,144	945,383
TOTAL ASSETS	$2,051,798	$2,419,502

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$866,037	$819,640
Payroll taxes payable	127,884	386,001
Due to stockholders	784,595	610,908
Note payable related party	585,000	585,000
Notes payable, net of discounts	1,080,406	851,761
Current portion of operating lease liabilities	127,108	129,416
Convertible notes payable	206,500	206,500
TOTAL CURRENT LIABILITIES	3,777,530	3,589,226
Operating lease liabilities, net of current portion	239,464	271,808
TOTAL LIABILITIES	4,016,994	3,861,034
Commitments and contingencies (Note 14)
STOCKHOLDERS' DEFICIT
Preferred Stock, $.0001 par value, 1,000,000 shares authorized
Series E: 81,100 authorized, 81,032 issued and outstanding	8	8
Series F: 100,000 authorized, 100,000 issued and outstanding	10	10
Series G: 25 authorized, 20 shares issued and outstanding	-	-
Series C: 100,000 authorized, 0 shares issued and outstanding	-	-
Series D: 100,000 authorized, 100,000 issued and outstanding	10	10
Common stock, $.0001 par value, 2,500,000,000 shares authorized, 575,974,670 and 568,849,670 shares issued and outstanding at March 31, 2023 and December 31, 2022	57,598	56,885
Additional paid-in-capital	3,885,183	3,743,396
Accumulated deficit	(5,783,418)	(5,132,013)
Cumulative translation adjustment	(124,587)	(109,828)
TOTAL STOCKHOLDERS' DEFICIT	(1,965,196)	(1,441,532)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,051,798	$2,419,502

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months
	ended March 31,
	2023	2022

SALES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Officers' salaries	62,303	170,225
Salaries and wages	127,795	162,165
Management fee	-	7,500
Payroll taxes	20,398	37,263
Legal and professional fees	165,186	161,455
General and administrative expenses	146,016	91,348
TOTAL OPERATING EXPENSES	521,698	629,956

OPERATING LOSS	(521,698)	(629,956)

OTHER INCOME (EXPENSES)
Loss on impairment of intellectual property	(60,883)	-
Interest expense	(129,910)	(2,743)
LOSS BEFORE INCOME TAX CREDITS	(712,491)	(632,699)

Income tax credits	61,086	73,363

NET LOSS	(651,405)	(559,336)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(115,795)	29,310

COMPREHENSIVE LOSS	$(767,200)	$(530,026)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	572,412,170	545,949,670

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(Unaudited)

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance, December 31, 2022	281,052	$28	568,849,670	$56,885	$3,743,396	$(5,132,013)	$(109,828)	$(1,441,532)

Issuance of common stock related to debt	-	-	7,125,000	713	141,787	-	-	142,500

Foreign currency translation adjustment	-	-	-	-	-	-	(14,759)	(14,759)

Net loss	-	-	-	-	-	(651,405)	-	(651,405)

Balance, March 31, 2023	281,052	$28	575,974,670	$57,598	$3,885,183	$(5,783,418)	$(124,587)	$(1,965,196)

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

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(651,405)	$(559,336)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of right-of-use assets	32,375	29,427
Amortization of note payable discount	86,145	-
Loss on impairment of intellectual property	70,003	-
Changes in operating assets and liabilities:
Inventory	(3,383)	2,695
Landlord inducement reverse premium	(3,648)	-
Prepaid expenses	8,492	54,151
Value added tax receivable	-	(22,868)
Income tax credits receivable	(62,210)	(59,407)
Security deposit	(1,610)	1,282
Accounts payable and accrued expenses	46,397	(271,937)
Payroll taxes payable	(258,117)	(67,477)
Operating lease liabilities	(34,652)	(18,052)
Net cash used in operating activities	(771,613)	(911,522)
Cash flows from investing activities:
Acquisition of property and equipment	(25,769)	(40,272)
Addition to intellectual property	(58,529)	(43,994)
Net cash used in investing activities	(84,298)	(84,266)
Cash flows from financing activities:
Advances from (repayments to) stockholders	173,687	79,930
Proceeds from notes payable, net of repayments	142,500	4,961
Proceeds from the issuance of common stock	142,500	992,000
Proceeds from the issuance of preferred stock	-	7,500
Net cash provided by financing activities	458,687	1,084,391
Effect of exchange rate changes on cash	(14,759)	(47,748)
Net change in cash	(411,983)	40,855
Cash at beginning of the period	464,227	3,208
Cash at end of the period	$52,244	$44,063

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to the unaudited consolidated financial statements)

Corporate Universe, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

For The Three Months Ended March 31, 2023

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

Inventory

Inventory, which consists substantially of raw materials, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory is valued at the end of each fiscal period for the purpose of determining if a reserve for obsolescence needs to be recorded. There is no reserve for obsolescence as of March 31, 2023 and December 31, 2022.

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

Impairment of Long-lived Assets

Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with ASC 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value. The reserve for impairment for obsolescence as of March 31, 2023 and December 31, 2022 was $310,612 and $240,609, respectively.

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

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of FASB ASC 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of March 31, 2023 and December 31, 2022, there were no options outstanding.

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

As permitted under FASB ASC 842, the Company has made an accounting policy election not to apply the recognition provisions to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short-term leases at March 31, 2023 and December 31, 2022.

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

(3) Going Concern

As of March 31, 2023, the Company has accumulated operating losses of $5,783,418, has yet to commence operations and has no product sales related to its patented battery storage technology that was acquired on September 11, 2020, all of which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company is currently addressing its liquidity issues by continually seeking investment capital through private placement of common stock and debt. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or be able to arrange for other financing to fund planned business activities.

(4) Property and Equipment

Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022

Leasehold improvements	$585,302	$566,467
Laboratory equipment	213,869	206,986
Other equipment	1,599	1,548
Total	$800,770	$775,001

Property and equipment has not been placed in service and, as such, there was no depreciation expense for the three months ended March 31, 2023 and 2022.

(5) Intellectual Property

Intellectual property at March 31, 2023 and December 31, 2022 in the amounts of $516,883 and $528,357 are presented net of impairment reserves of $310,612 and $240,609, respectively. The intellectual property includes various super capacitor technology patents that were acquired on September 11, 2020 as part of the ZapGo Ltd (“ZapGo”) acquisition, plus legal fees subsequently incurred directly related to these patents and additional patent applications. The Company has deferred amortizing the intellectual property until it begins revenue operations in order to more accurately match the expense with the revenue. As such, there was no amortization expense for the three months ended March 31, 2023 and 2022.

(6) Operating Lease Right-of-Use Assets and Operating Lease Liabilities

On May 5, 2021, the Company entered into two operating lease agreements for laboratory equipment. The leases run through April 5, 2023 and May 5, 2023 with monthly rental payments of $1,221 and $605, respectively.

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

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate is estimated to be 10% as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. The Company recorded $81,491 and $41,753 as operating lease expense for the three months ended March 31, 2023 and 2022, respectively. Such expense was classified in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Right-of-use assets consisted of the following:

	March 31, 2023	December 31, 2022

Operating leases	$545,602	$545,602
Less: accumulated amortization	(209,362)	(176,987)
Total	$336,240	$368,615

Operating lease liabilities consisted of the following:

	March 31, 2023	December 31, 2022

Current portion	$127,108	$129,416
Long-term portion	239,464	271,808
Total	$366,572	$401,224

The maturity of lease liabilities for the years ending each December 31st are as follows:

2023	$129,331
2024	120,450
2025	109,200
2026	63,700
Total	422,681
Less: imputed interest	(56,109)
Lease liabilities	$366,572

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

On January 13, 2023, OXC entered into an additional installment payment arrangement with the HMRC in England for payroll taxes liabilities incurred during the year ended December 31, 2022 of approximately $198,000, which is net of R&D income tax credits due from HMRC of approximately $262,000 as of December 31, 2022. Payments are to be in made in four monthly installments of approximately $49,500 each month from February 2023 through May 2023.

Payroll taxes payable at March 31, 2023 and December 31, 2022 were $127,884 and $386,001, respectively.

(8) Due to Stockholders

Due to stockholders totaled $784,595 and $610,908 as of March 31, 2023 and December 31, 2022, respectively, and consist of funds advanced to CIE for working capital purposes by the President of COUV, who is also a director and stockholder, and the Chief Financial Officer, who is also a director and stockholder. These obligations are unsecured, non-interest bearing, and payable upon demand.

(9) Notes Payable Related Party

On December 31, 2021, CIE executed a promissory note in the amount of $585,000 due to an entity that is beneficially owned and controlled by the President of COUV, who is also a director and stockholder, and received proceeds in the same amount for working capital purposes. This note is unsecured, accrues interest at a rate of 1.9% per annum, and is payable on demand. Principal outstanding in connection with this note totaled $585,000 as of March 31, 2023 and December 31, 2022. Accrued interest outstanding in connection with this note totaled $13,894 and $11,115 as of March 31, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with this note totaled $2,779 for the three months ended March 31, 2023 and 2022.

(10) Notes Payable

(a)

On various dates from February 16 through October 26, 2022, CIE executed promissory notes in amounts totaling $190,000 due to an unrelated third party and received proceeds in the same amount for working capital purposes. These notes are unsecured, accrue interest at rates ranging from 3% to 15% per annum, and have maturity dates ranging from on demand to June 23, 2023. Principal outstanding in connection with these notes totaled $190,000 as of March 31, 2023 and December 31, 2022. Accrued interest outstanding in connection with these notes totaled $14,956 and $10,148 as of March 31, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with these notes totaled $4,808 and $265 for the three months ended March 31, 2023 and 2022, respectively.

b)

On April 5, 2022, CIE executed a promissory note in the amount of $275,000 due to an unrelated third party and received proceeds of $250,000 for working capital purposes. This note is unsecured, accrues interest at the rate of 15% per annum, and matures on May 5, 2023. The difference of $25,000 was recorded as a debt discount and is being amortized to interest expense on a straight-line basis through the maturity date of the note. Principal outstanding in connection with this note totaled $275,000 as of March 31, 2023 and December 31, 2022. Accrued interest outstanding in connection with this note totaled $40,233 and $30,061 as of March 31, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with this note totaled $10,171 and zero for the three months ended March 31, 2023 and 2022, respectively. Amortization of debt discount expense in connection with this note totaled $5,754 and zero for the three months ended March 31, 2023 and 2022, respectively. The unamortized debt discount in connection with this note was $2,238 and $7,992 as of March 31, 2023 and December 31, 2022, respectively, which resulted in discounted note balances of $272,762 and $267,008 as of March 31, 2023 and December 31, 2022, respectively.

c)

On August 10, 2022, CIE executed a promissory note in the amount of $125,000 due to an unrelated third party and received proceeds in the same amount for working capital purposes. This note is unsecured, accrues interest at the rate of 15% per annum, and matures on June 28, 2023. Principal outstanding in connection with this note totaled $125,000 as of March 31, 2023 and December 31, 2022. Accrued interest outstanding in connection with this note totaled $11,969 and $7,346 as of March 31, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with this note totaled $4,623 and zero for the three months ended March 31, 2023 and 2022, respectively.

d)

On various dates from December 22, 2022 through December 27, 2022, COUV executed a series of promissory notes in various face amounts totaling $530,000 due to unrelated third parties and received proceeds in the same amount for working capital purposes. Additionally, on various dates from January 9, 2023 through March 30, 2023, COUV executed an additional series of promissory notes in various face amounts totaling $285,000 under the same terms and conditions. These notes are unsecured, accrue interest at the rate of 10% per annum, and mature on various dates from December 22, 2023 through March 30, 2024.

Under the terms of these financings, COUV issued 7,125,000 and 13,250,000 shares of its common stock during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. Such shares were valued at $285,000 and $530,000, respectfully, utilizing $0.04 per share based upon COUV’s most recent issuance of common shares in exchange for cash. Therefore, the proceeds from these transactions were allocated equally between the promissory notes and the shares for accounting purposes. This resulted in debt discounts of $142,500 and $265,000 related to the promissory notes issued during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. Such discounts are being amortized to interest expense on a straight-line basis through the maturity dates of the individual notes.

Principal outstanding in connection with these notes totaled $815,000 and $530,000 as of March 31, 2023 and December 31, 2022, respectively. Accrued interest outstanding in connection with these notes totaled $17,029 and $951 as of March 31, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with these notes totaled $16,078 and zero for the three months ended March 31, 2023 and 2022, respectively. Amortization of debt discount expense in connection with these notes totaled $80,390 and zero for the three months ended March 31, 2023 and 2022, respectively. The unamortized debt discount in connection with these notes totaled $322,356 and $260,246 as of March 31, 2023 and December 31, 2022, respectively, which resulted in net promissory notes payable balances of $492,644 and $269,754 as of March 31, 2023 and December 31, 2022, respectively.

(11) Convertible Notes Payable

On various dates from July 26, 2022 through November 29, 2022, CIE executed a series of promissory notes in amounts totaling $206,500 due to unrelated third parties and received proceeds of $199,866 for working capital purposes. The difference of $6,634 relates to transaction fees which were immediately expensed and classified in general and administrative expenses. These notes are unsecured, accrue interest at the rate of 10% per annum, and mature on June 15, 2024. Principal outstanding in connection with these notes totaled $206,500 as of March 31, 2023 and December 31, 2022. Accrued interest outstanding in connection with these notes totaled $12,523 and $7,374 as of March 31, 2023 and December 31, 2022, respectively. Interest expense in connection with these notes totaled $5,149 and zero for the three months ended March 31, 2023 and 2022, respectively.

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

(12) Equity

Preferred Stock

The Company has 1,000,000 Shares of Preferred Stock authorized with a par value of $0.0001. The Company has allocated 100,000 Shares for Series C Preferred, 100,000 Shares for Series D Preferred, 81,100 Shares for Series E Preferred, 100,000 Shares for Series F Preferred and 25 Shares for Series G Preferred.

•	Series E - As of March 31, 2023 and December 31, 2022 there were 81,032 shares issued and outstanding. The Series E Preferred has the following designations:

•	Convertible at option of holder; each preferred share is convertible into 1,000 common shares.
•	The holders are entitled to receive dividends if and when declared.
•	The Series E holders are entitled to receive liquidation in preference to the common holders or any other class or series of preferred stock.
•	Voting: The Series E Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible.

•	Series F - As of March 31, 2023 and December 31, 2022 there were 100,000 shares issued and outstanding. The Series F Preferred has the following designations:

•	Convertible at option of holder; each preferred share is convertible into $0.25 per share (4,000,000 common shares).
•	The holders are entitled to receive dividends if and when declared.
•	The Series F holders are entitled to receive liquidation in preference to the common holders but not above the Series E preferred stock.
•	Voting: The Series F Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible.

•	Series G - As of March 31, 2023 and December 31, 2022 there were 20 shares issued and outstanding. The Series G Preferred has the following designations:

•	Each share is convertible at option of holder into 4,000,000 common shares.
•	The holders are entitled to receive dividends if and when declared.
•	The Series G holders are entitled to receive liquidation in preference to the common holders and any subsequent issuances of preferred stock.
•	Voting: The Series G Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible.

•	Series C - As of March 31, 2023 and December 31, 2022 there were no Series C shares outstanding. The Series C Preferred has the following designations:

•	Convertible into common upon the Company completing a reverse stock split upon which the amount converted will equal 20% of the issued and outstanding common shares per the reverse split.
•	The holders are entitled to receive dividends on par with common on an as converted basis.
•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.
•	Voting: The holder of this Series of Preferred shall be entitled to vote representing 20% of the votes eligible to be cast in the matter.

•	Series D - As of March 31, 2023 and December 31, 2022 there were 100,000 shares issued and outstanding. The Series D Preferred has the following designations:

•	Each share is convertible at option of holder into 12,938 common shares.
•	Voting: Each share of the Series D holders is entitled to 12,938 votes on all matters before the common stock shareholders.

During the three months ended March 31, 2022, the Company sold and issued 0.075 shares of Series G Convertible Preferred Stock at $100,000 per share for total proceeds of $7,500.

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

Common Stock

The Company has 2,500,000,000 shares of Common Stock authorized with a par value of $0.0001. As of March 31, 2023 and December 31, 2022 there are 575,974,670 and 568,849,670 shares issued and outstanding, respectively.

During the three months ended March 31, 2022, the Company sold and issued 24,800,000 shares of restricted common stock to unrelated third parties in a series of private placements for $0.04 per share for total proceeds of $992,000.

During the three months ended March 31, 2023, the Company issued 7,125,000 of restricted common stock related to the issuance of a series of notes payable to unrelated third parties totaling $285,000. Under the terms of these financings, these shares have an allocated value of $142,500.

(13) Income Taxes

As of March 31, 2023, the Company had net operating loss carry forwards of approximately $5,783,000 that may be available to reduce future years’ taxable income in varying amounts through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance equal to the deferred tax asset relating to these tax loss carry-forwards of approximately $1,214,000 and $1,078,000 as of March 31, 2023 and December 31, 2022, respectively.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations and comprehensive loss. There were no interest or penalties accrued as of March 31, 2023 or December 31, 2022.

The Company recorded R&D income tax credits for the three months ended March 31, 2023 and 2022 in the amounts of $61,086 and $73,363, respectively. The balances due from the HMRC for these R&D income tax credits totaled $62,210 and zero as of March 31, 2023 and December 31, 2022, respectively.

(14) Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2023 the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

On March 31, 2021, CIE entered into an Employment Agreement (the “Agreement”) with the Chief Executive Officer (“CEO”), who is also a director, for an initial term of one year with a base salary of $465,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. The Company shall review the base salary on an annual basis and has the right, but not the obligation to increase it, but has no right to decrease the base salary. This Agreement automatically extended for additional terms of one year unless either party provided at least six months prior written notice of non-renewal during the initial term or the then current renewal term. In addition, the CEO is entitled to receive an annual bonus up to $400,000 if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors on an annual basis. Effective March 1, 2023, CIE entered into a New Employment Agreement (the “New Agreement”) with the CEO, which superseded the Agreement described above. The initial term of this New Agreement is for a period of two years and it shall automatically extend for an additional term of one year unless either party gives notice of non-renewal at least six months prior to the expiration of the term then in effect. Under the provisions of this New Agreement, the CEO shall be paid a base salary of $200,000 per annum plus annual cash bonuses and an option to purchase shares of the Company’s common stock in amounts to be determined at the discretion of the Compensation Committee of the Board of Directors. Concurrent with the execution of this New Agreement, the CEO waived all amounts due to him under the previous Agreement totaling $371,600 as of December 31, 2022. As such, the Company wrote-off this accrued balance against compensation expense for the year ended December 31, 2022.

On April 12, 2021, CIE entered into an Employment Agreement (the “Agreement”) with the Chief Financial Officer (“CFO”) who is also a director, for an initial term of one year with a base salary of $250,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. The Company is also obligated to increase the base salary on an annual basis between $15,000 and $30,000 at the discretion of the Compensation Committee of the Board of Directors. The CFO is also entitled to receive a car allowance of $1,000 per month and five weeks paid vacation per year. This Agreement automatically extends for additional terms of one year unless either party provides at least six months prior written notice of non-renewal during the initial term or the then current renewal term. In addition, the CFO is entitled to receive a bonus determined by the Compensation Committee of the Board of Directors on an annual basis. Effective March 14, 2023, CIE entered into a New Employment Agreement (the “New Agreement”) with the CFO, which supersedes the Agreement described above. The initial term of this New Agreement is for a period of two years and it shall automatically extend for an additional term of one year unless either party provides notice of non-renewal at least six months prior to the expiration of the term then in effect. Under the provisions of this New Agreement, the CFO shall be paid a base salary of $180,000 per annum plus annual cash bonuses and an option to purchase shares of the Company’s common stock in amounts to be determined at the discretion of the Compensation Committee of the Board of Directors. Concurrent with the execution of this New Agreement, the CFO waived all amounts due to him under the previous Agreement totaling $196,570 as of December 31, 2022. As such, the Company wrote-off this accrued balance against compensation expense for the year ended December 31, 2022.

On February 21, 2022, OXC entered into consulting agreement with an unrelated third-party company and the associated consultant on a non-exclusive basis. Pursuant to terms of the agreement, the consultant company is entitled to receive £15,000 per month, plus qualified expenses, until it is terminated by either party giving to the other no less than three months written notice. However, OXC can immediately terminate this agreement, without prejudice, if the consultant commits a material breach or various other forms of misconduct as defined. As additional compensation, the Company’s intends to recommend to the Board of Directors that the consultant be issued a stock grant equal to 3% of the post reorganized shares of CIE’s common stock, when effective, on a fully diluted basis. The Company intends this grant, when issued, will vest over a three-year term at 1% per year as defined. Furthermore, it is the Company’s intention to offer the consultant a seat on the Board of Directors, without compensation.

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

(15) Concentration of Credit Risk

The Company maintains cash balances in interest and non-interest-bearing bank accounts, none of which exceeded federally insured limits as of March 31, 2023. The Company has not experienced any losses in any of its accounts and management believes not to be exposed to any significant credit risk on cash.

(16) Subsequent Events

The promissory note in the amount of $275,000 that matured on May 5, 2023 was extended to November 5, 2023.

On various dates from April 5, 2023 through April 17, 2023, COUV executed a series of promissory notes in amounts totaling $183,750 to unrelated third parties for working capital purposes. Such notes were issued under terms identical to those described in Note 10(d).

Management has evaluated subsequent events through May 22, 2023, the date these consolidated financial statements were available to be issued, and has determined that there are no other events that would require an adjustment to, or disclosure in, the consolidated financial statements as of March 31, 2023.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” of our Annual Report on Form 10K for the fiscal year ended December 31, 2022 filed on April 17, 2023. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Forward-Looking Statements

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

Lamborghini recognized this in their recently launched supercar costing $2.5M the ‘Sian’ that has adopted regenerative braking using super capacitors as their first move to electric powertrains. Supercapacitors can deliver more power, more quickly than a battery solution. As part of the VW Group, Lamborghini elected to go a different route to the rest with their first ever hybrid car, and not follow the industry orthodoxy of a Lithium battery solution. As a result, we believe a hybrid solution using new super capacitor technology with complimentary battery technology represents the most promising path to unlock a mass market shift. A super capacitor can provide that immediate fast delivery (instant kick) mechanism and then once momentum and velocity is achieved the system moves over to battery power. In this way, the system can be better optimized for both cost and performance.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

Revenues for the three months ended March 31, 2023 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales for the three months ended March 31, 2023 and 2022 from its supercapacitor technology.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $521,698 as compared with $629,956 for the comparable prior year period, a decrease of $108,258, or approximately 17%. This change in operating expenses resulted primarily from a $51,235 decrease in salaries, wages, and payroll taxes primarily attributable to adjustments of officers’ salaries and offset by an increase of $54,668 in general and administrative expenses attributable to increased occupancy expenses associated with the expansion of the research facilities.

Net Operating Loss

Our net operating loss for the three months ended March 31, 2023 was $521,698 as compared with a net operating loss of $629,956 for the comparable prior year period, a decrease of $108,258, or approximately 17%. This change in net operating loss is directly due to the change in operating expenses recorded in the current period compared to the comparable prior year period as described in the caption immediately above.

Other Income (Expenses)

Other expenses for the three months ended March 31, 2023 was $190,793 as compared with $2,743 for the comparable prior year period, an overall increase of $188,050. That change consisted of an increase of $127,167 in interest expense attributable to increased borrowing to fund operations and an expense of $60,883 attributable to the establishment of a reserve for impairment of certain intellectual property.

Net Loss

Our net loss for the three months ended March 31, 2023 was $651,405 as compared with a net loss of $559,336 for the comparable prior year period, an increase of $92,069, or approximately 16%. The increase in net loss is primarily related to the decrease in net operating loss of $108,258 off set by an increase in other expenses of $188,050 as described in the captions above.

Comprehensive Loss

Our net comprehensive loss for the three months ended March 31, 2023 was $767,200 as compared with a net loss of $530,026 for the comparable prior year period, an increase of $237,174 or approximately 45%. The increase in net comprehensive loss is comprised of the change in net loss described above plus an unfavorable change of $145,105 in the foreign currency translation adjustment which is attributable to changes in exchange rates.

Current Liquidity and Capital Resources for the three months ended March 31, 2023 compared to the three months ended March 31, 2022

	2023	2022
Summary of Cash Flows:
Net cash used in operating activities	$(771,613)	$(911,522)
Net cash used in investing activities	(84,298)	(84,266)
Net cash provided by financing activities	458,687	1,084,391
Effect of exchange rate changes on cash	(14,759)	(47,748)
Net increase in cash and cash equivalents	(411,983)	40,855
Beginning cash and cash equivalents	464,227	3,208
Ending cash and cash equivalents	$52,244	$44,063

Operating Activities

Net cash used in operations of $852,003 during the three months ended March 31, 2023 was primarily the result of our $651,405 net loss adjusted for a $258,117 reduction related to a net reduction in payroll tax liabilities, a $70,003 increase related to a loss recorded related to an impairment of intellectual property, and a net $12,484 increase related to other adjustments associated with various income statement captions and changes to various balance sheet captions. Net cash used in operations of $911,522 during the three months ended March 31, 2022 was primarily the result of our $559,336 net loss adjusted for a $271,937 reduction related to net reduction in accounts payable and accrued expenses and a net $80,249 reduction related to other adjustments associated with various income statement captions and changes to various balance sheet captions.

Investing Activities

Net cash used in investing activities of $84,298 for the three months ended March 31, 2023 consisted of additions to intellectual property and the acquisition of property and equipment. Net cash used in investing activities of $84,266 during the three months ended March 31, 2022 also consisted of additions to intellectual property and the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities of $539,077 during three months ended March 31, 2023 consisted of proceeds from the issuance of notes payable and advances from stockholders. Net cash provided by financing activities of $1,084,391 during the three months ended March 31, 2022 consisted primarily of $992,000 from the issuance of common stock.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements through the end of fiscal year 2023 and into fiscal year 2024 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the three months ended March 31, 2023 and as of that balance sheet date, the Company had a net loss of $651,405, net cash used in operating activities of $852,003, negative working capital of $3,429,646, an accumulated operating deficit of $5,783,418, and a stockholders’ deficit of $1,965,196. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4.	Controls and Procedures

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

At March 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2023, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting.

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

Our management has conducted an evaluation, under the supervision and with the participation of Andrew Sispoidis, Chief Executive Officer, Jack Brooks, President and Adrian Jones, Chief Financial Officer of the effectiveness of our internal control over financial reporting as of March 31, 2023. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Please see Item 3 to our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 17, 2023, (the “Annual Report”) for a description of pending litigation. There have been no additional developments or updates from the Annual Report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On various dates from April 5, 2023 through April 17, 2023, we issued 7,125,000 shares of our common stock in consideration of the issuance of a series of promissory notes in amounts totaling $183,750 to unrelated third parties for working capital purposes. We received $183,750 for the issuance of the notes. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Corporate Universe, Inc.

Date: May 22, 2023	By:	/s/ Jack Brooks
Jack Brooks, President
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Adrian Jones
Adrian Jones, Chief Financial Officer
(Principal Financial and Accounting Officer)

