Form 10-Q
period 2023-06-30
CORPORATE UNIVERSE INC
filed 2023-08-17
CIK 1450307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2023

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

The number of shares outstanding of the registrant’s common stock, par value of $0.0001, on August 14, 2023 was 600,068,420.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Financial Statements

Corporate Universe, Inc.

3

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$41,938	$464,227
Inventory	108,027	101,745
Landlord buildout refund receivable	-	109,725
Prepaid expenses	29,755	23,421
Income tax credits receivable	125,467	-
TOTAL CURRENT ASSETS	305,187	699,118
FIXED ASSETS
Property and equipment	831,457	775,001
TOTAL FIXED ASSETS	831,457	775,001
OTHER ASSETS
Intellectual property, net of impairment	497,015	528,357
Security deposits	51,400	48,411
Right-of-use assets, net of accumulated amortization	306,072	368,615
TOTAL OTHER ASSETS	854,487	945,383
TOTAL ASSETS	$1,991,131	$2,419,502

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,025,550	$819,640
Payroll taxes payable	86,159	386,001
Due to stockholders	832,250	610,908
Note payable related party	585,000	585,000
Notes payable	1,450,817	851,761
Current portion of operating lease liabilities	125,740	129,416
Convertible notes payable	196,500	206,500
TOTAL CURRENT LIABILITIES	4,302,016	3,589,226
Operating lease liabilities, net of current portion	228,307	271,808
TOTAL LIABILITIES	4,530,323	3,861,034
Commitments and contingencies (Note 14)
STOCKHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized
Series E: 81,100 authorized, 81,032 issued and outstanding	8	8
Series F: 100,000 authorized, 100,000 issued and outstanding	10	10
Series G: 25 authorized, 20 shares issued and outstanding	-	-
Series C: 100,000 authorized, 0 shares issued and outstanding	-	-
Series D: 100,000 authorized, 100,000 issued and outstanding	10	10
Common stock, $0.0001 par value, 2,500,000,000 shares authorized,
587,568,420 and 568,849,670 shares issued and outstanding at
June 30, 2023 and December 31, 2022, respectively	58,757	56,885
Additional paid-in-capital	4,115,899	3,743,396
Accumulated deficit	(6,612,817)	(5,132,013)
Cumulative translation adjustment	(101,059)	(109,828)
TOTAL STOCKHOLDERS' DEFICIT	(2,539,192)	(1,441,532)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,991,131	$2,419,502

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022

SALES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Officers' salaries	95,490	197,728	157,793	367,953
Salaries and wages	152,343	141,199	280,138	303,364
Management fee	-	-	-	7,500
Payroll taxes	28,414	8,606	48,812	45,869
Legal and professional fees	223,356	348,011	388,542	509,466
General and administrative expenses	135,949	193,669	281,965	285,017
TOTAL OPERATING EXPENSES	635,552	889,213	1,157,250	1,519,169

OPERATING LOSS	(635,552)	(889,213)	(1,157,250)	(1,519,169)

OTHER INCOME (EXPENSES)
Loss on impairment of intellectual property	(59,516)	-	(120,399)	-
Interest expense	(194,994)	(6,352)	(324,904)	(9,095)
LOSS BEFORE INCOME TAX CREDITS	(890,062)	(895,565)	(1,602,553)	(1,528,264)

Income tax credits	60,663	108,950	121,749	182,313

NET LOSS	(829,399)	(786,615)	(1,480,804)	(1,345,951)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(360)	(166,616)	(116,155)	(137,306)

COMPREHENSIVE LOSS	$(829,759)	$(953,231)	$(1,596,959)	$(1,483,257)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	581,771,545	560,724,670	577,091,858	553,337,170

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(Unaudited)

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance, December 31, 2022	281,052	$28	568,849,670	$56,885	$3,743,396	$(5,132,013)	$(109,828)	$(1,441,532)

Issuance of common stock related to debt	-	-	7,125,000	713	141,787	-	-	142,500

Foreign currency translation adjustment	-	-	-	-	-	-	(14,759)	(14,759)

Net loss	-	-	-	-	-	(651,405)	-	(651,405)

Balance, March 31, 2023	281,052	28	575,974,670	57,598	3,885,183	(5,783,418)	(124,587)	(1,965,196)

Issuance of common stock related to debt	-	-	11,593,750	1,159	230,716	-	-	231,875

Foreign currency translation adjustment	-	-	-	-	-	-	23,528	23,528

Net loss	-	-	-	-	-	(829,399)	-	(829,399)

Balance, June 30, 2023	281,052	$28	587,568,420	$58,757	$4,115,899	$(6,612,817)	$(101,059)	$(2,539,192)

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)
							Cumulative
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance, December 31, 2021	281,052	$28	533,549,670	$53,355	$2,292,427	$(2,976,773)	$20,963	$(610,000)

Issuance of common stock	-	-	24,800,000	2,480	989,520	-	-	992,000

Issuance of Series G preferred stock	-	-	-	-	7,500	-	-	7,500

Foreign currency translation adjustment	-	-	-	-	-	-	(47,748)	(47,748)

Net loss	-	-	-	-	-	(559,336)	-	(559,336)

Balance, March 31, 2022	281,052	28	558,349,670	55,835	3,289,447	(3,536,109)	(26,785)	(217,584)

Issuance of common stock	-	-	1,625,000	163	64,837	-	-	65,000

Issuance of Series G preferred stock	-	-	(10,000,000)	(1,000)	1,000	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(92,545)	(92,545)

Net loss	-	-	-	-	-	(786,615)	-	(786,615)

Balance, June 30, 2022	281,052	$28	549,974,670	$54,998	$3,355,284	$(4,322,724)	$(119,330)	$(1,031,744)

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,480,804)	$(1,345,951)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of right-of-use assets	62,543	59,347
Amortization of note payable discount	224,681	-
Loss on impairment of intellectual property	138,930	-
Changes in operating assets and liabilities:
Inventory	(6,282)	11,110
Landlord buildout refund receivable	109,725	-
Prepaid expenses	(6,334)	67,953
Value added tax receivable	-	(145,546)
Income tax credits receivable	(125,467)	(122,727)
Security deposit	(2,989)	5,286
Accounts payable and accrued expenses	205,910	436,830
Payroll taxes payable	(299,842)	65,316
Operating lease liabilities	(47,177)	(41,148)
Net cash used in operating activities	(1,227,106)	(1,009,530)
Cash flows from investing activities:
Acquisition of property and equipment	(56,456)	(508,668)
Addition to intellectual property	(107,588)	(40,397)
Net cash used in investing activities	(164,044)	(549,065)
Cash flows from financing activities:
Advances from stockholders	221,342	281,925
Repayment of convertible note	(10,000)	-
Proceeds from notes payable	374,375	354,961
Proceeds from the issuance of common stock	374,375	1,057,000
Proceeds from the issuance of preferred stock	-	7,500
Net cash provided by financing activities	960,092	1,701,386
Effect of exchange rate changes on cash	8,769	(140,293)
Net increase (decrease) in cash	(422,289)	2,498
Cash at beginning of the period	464,227	3,208
Cash at end of the period	$41,938	$5,706

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to the unaudited consolidated financial statements)

Corporate Universe, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2023

(1) Organization and Business Description

Corporate Universe, Inc. ("COUV”) was incorporated in Delaware on May 28, 1986. On July 17, 2020, the Company changed its name from Carrier Alliance Group Inc. to Corporate Universe, Inc.

The accompanying unaudited consolidated financial statements include COUV and its wholly-owned subsidiary Carbon-Ion Energy, Inc. (“CIE”), which includes its wholly owned subsidiary Oxcion Limited (“OXC”) (collectively, the “Company”).

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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

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

Inventory

Inventory, which consists substantially of raw materials, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory is valued at the end of each fiscal period for the purpose of determining if a reserve for obsolescence needs to be recorded. There is no reserve for obsolescence as of June 30, 2023 and December 31, 2022.

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

Income Taxes

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Impairment of Long-lived Assets

Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with FASB ASC 360-10, “Property, Plant and Equipment – Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value. The reserve for impairment for obsolescence as of June 30, 2023 and December 31, 2022 was $379,539 and $210,814, respectively.

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

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of FASB ASC 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of June 30, 2023 and December 31, 2022, there were no options outstanding.

Convertible Debentures

The Company adopted the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on January 1, 2022. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally. ASU 2020-06 removes the requirements for accounting for beneficial conversion features. The Company adopted ASU 2020-06 utilizing the modified retrospective method, which resulted in an immaterial impact to the Company.

Leases

The Company accounts for leases in accordance with FASB ASC 842, “Leases”. Based on this standard, the Company determines if an agreement is a lease at inception. Operating leases are included in right-of-use assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s unaudited consolidated balance sheets. Finance leases are included in property and equipment, current portion of long-term debt, and long-term debt in the Company’s unaudited consolidated balance sheets.

As permitted under FASB ASC 842, the Company has made an accounting policy election not to apply the recognition provisions to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short-term leases at June 30, 2023 and December 31, 2022.

Foreign Currency Translation

Assets and liabilities of CIE’s United Kingdom subsidiary are translated from pounds sterling to United States dollars at the exchange rate in effect at the unaudited consolidated balance sheet date. Income and expenses are translated at average exchange rates during the year. The translation adjustment for the reporting period is included in the Company’s unaudited consolidated statements of operations and comprehensive loss, and the cumulative effect of these adjustments are reported in the Company’s unaudited consolidated balance sheets as a cumulative translation adjustment within stockholders’ deficit.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the unaudited consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(3) Going Concern

As of June 30, 2023, the Company has accumulated operating losses of $6,612,817, has yet to commence operations and has no product sales related to its patented energy storage technology that was acquired on September 11, 2020, all of which raise substantial doubt about its ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company is currently addressing its liquidity issues by continually seeking investment capital through private placement of common stock and debt. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or be able to arrange for other financing to fund planned business activities.

(4) Property and Equipment

Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022

Leasehold improvements	$610,049	$566,467
Laboratory equipment	219,765	206,986
Other equipment	1,643	1,548
Total	$831,457	$775,001

Pursuant to the operating lease agreement for laboratory space in Oxfordshire, England, the leasehold improvements are presented net of the buildout paid by the landlord in the amount of $113,373 and $109,725 as of June 30, 2023 and December 31, 2022, respectively.

Property and equipment has not been placed in service and, as such, there was no depreciation expense for the three and six months ended June 30, 2023 and 2022.

(5) Intellectual Property

Intellectual property at June 30, 2023 and December 31, 2022 in the amounts of $497,015 and $528,357 are presented net of impairment reserves of $379,539 and $240,506, respectively. The intellectual property includes various super capacitor technology patents that were acquired on September 11, 2020 as part of the ZapGo Ltd acquisition, plus legal fees subsequently incurred directly related to these patents and additional patent applications. The Company has deferred amortizing the intellectual property until it begins revenue operations in order to more accurately match the expense with the revenue. As such, there was no amortization expense for the three and six months ended June 30, 2023 and 2022.

(6) Operating Lease Right-of-Use Assets and Operating Lease Liabilities

On May 5, 2021, the Company entered into two operating lease agreements for laboratory equipment. The leases ran through April 5, 2023 and May 5, 2023 with monthly rental payments of $1,221 and $605, respectively.

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

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate is estimated to be 10% as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. The Company recorded $50,082 and $50,157 as operating lease expense for the three months ended June 30, 2023 and 2022, respectively, and $119,201 and $92,871 as operating lease expense for the six months ended June 30, 2023 and 2022, respectively. Such expense was classified in general and administrative expenses on the unaudited consolidated statements of operations and comprehensive loss.

Right-of-use assets consisted of the following:

	June 30, 2023	December 31, 2022

Operating leases	$545,602	$545,602
Less: accumulated amortization	(239,530)	(176,987)
Total	$306,072	$368,615

Operating lease liabilities consisted of the following:

	June 30, 2023	December 31, 2022

Current portion	$125,740	$129,416
Long-term portion	228,307	271,808
Total	$354,047	$401,224

The maturity of lease liabilities for the years ending each December 31st are as follows:

2023	$77,100
2024	131,700
2025	109,200
2026	63,700
Total	381,700
Less: imputed interest	(27,653)
Lease liabilities	$354,047

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

On April 2, 2022, OXC entered into an additional installment payment arrangement with HMRC for payroll taxes liabilities of approximately $277,000, including the $38,600 balance due from the previous installment payment arrangement. Payments were to be in made in four monthly installments of approximately $69,250 each beginning in May 2022 through August 2022, but were put on hold while the R&D income tax credits through March 31, 2022 were being processed by the HM Revenue & Customs. The R&D income tax credits were finalized and remitted to OXC on August 24, 2022 and an updated installment payment arrangement was established with HM Revenue & Customs on January 13, 2023 (see below).

On January 13, 2023, OXC entered into an additional installment payment arrangement with the HMRC in England for payroll taxes liabilities incurred during the year ended December 31, 2022 of approximately $198,000, which is net of R&D income tax credits due from HMRC of approximately $262,000 as of December 31, 2022. The net balance due was paid in four monthly installments of approximately $49,500 each month from February 2023 through May 2023.

Payroll taxes payable at June 30, 2023 and December 31, 2022 were $86,159 and $386,001, respectively.

(8) Due to Stockholders

Due to stockholders totaled $832,250 and $610,908 as of June 30, 2023 and December 31, 2022, respectively, and consist of funds advanced to CIE for working capital purposes by the President of COUV, who is also a director and stockholder, and the Chief Financial Officer, who is also a director and stockholder. These obligations are unsecured, non-interest bearing, and payable upon demand.

(9) Notes Payable Related Party

On December 31, 2021, CIE executed a promissory note in the amount of $585,000 due to an entity that is beneficially owned and controlled by the President of COUV, who is also a director and stockholder, and received proceeds in the same amount for working capital purposes. This note is unsecured, accrues interest at a rate of 1.9% per annum, and is payable on demand. Principal outstanding in connection with this note totaled $585,000 as of June 30, 2023 and December 31, 2022. Accrued interest outstanding in connection with this note totaled $16,673 and $11,115 as of June 30, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the unaudited consolidated balance sheets. Interest expense in connection with this note totaled $2,779 for the three months ended June 30 , 2023 and 2022 and $5,558 for the six months ended June 30, 2023 and 2022.

(10) Notes Payable

a)

On various dates from February 16 through October 26, 2022, CIE executed a series of promissory notes in amounts totaling $190,000 due to an unrelated third party and received proceeds in the same amount for working capital purposes. These notes are unsecured, accrue interest at rates ranging from 3% to 15% per annum, and have maturity dates ranging from on demand to June 24, 2023. Principal outstanding in connection with these notes totaled $190,000 as of June 30, 2023 and December 31, 2022. Accrued interest outstanding in connection with these notes totaled $19,818 and $10,148 as of June 30, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the unaudited consolidated balance sheets. Interest expense in connection with these notes totaled $4,862 and $561 for the three months ended June 30, 2023 and 2022, respectively, and $9,670 and $826 for the six months ended June 30, 2023 and 2022, respectively. Two of these promissory notes with principal amounts of $100,000 and $15,000 were formally extended to December 24, 2023 and December 26, 2023, respectively.

b)

On April 5, 2022, CIE executed a promissory note in the amount of $275,000 due to an unrelated third party and received proceeds of $250,000 for working capital purposes. This note is unsecured, accrues interest at the rate of 15% per annum, and matured on May 5, 2023. The difference of $25,000 was recorded as a debt discount and was amortized to interest expense on a straight-line basis through the maturity date of the note. Principal outstanding in connection with this note totaled $275,000 as of June 30, 2023 and December 31, 2022. Accrued interest outstanding in connection with this note totaled $50,517 and $30,061 as of June 30, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the unaudited consolidated balance sheets. Interest expense in connection with this note totaled $10,284 and $9,267 for the three months ended June 30, 2023 and 2022, respectively, and $20,455 and $9,267 for the six months ended June 30, 2023 and 2022, respectively. Amortization of debt discount expense in connection with this note totaled $2,238 and $5,243 for the three months ended June 30, 2023 and 2022, respectively, and $7,992 and $5,243 for the six months ended June 30, 2023 and 2022, respectively. The unamortized debt discount in connection with this note was $0 and $7,992 as of June 30, 2023 and December 31, 2022, respectively, which resulted in net promissory note payable balances of $275,000 and $267,008 as of June 30, 2023 and December 31, 2022, respectively. Effective May 5, 2023, 2023, the maturity date of this promissory note was extended to November 5, 2023.

c)

On August 10, 2022, CIE executed a promissory note in the amount of $125,000 due to an unrelated third party and received proceeds in the same amount for working capital purposes. This note is unsecured, accrues interest at the rate of 15% per annum, and matured on June 28, 2023. Principal outstanding in connection with this note totaled $125,000 as of June 30, 2023 and December 31, 2022. Accrued interest outstanding in connection with this note totaled $16,644 and $7,346 as of June 30, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the unaudited consolidated balance sheets. Interest expense in connection with this note totaled $4,675 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $9,298 and $0 for the six months ended June 30, 2023 and 2022, respectively. This note was in default on June 29, 2023 and, as such, the Company is obligated to pay the holder a “Mandatory Default Amount” as defined, which means the outstanding principal, accrued and unpaid interest plus all other amounts, costs, expenses, late fees and liquidated damages due in respect to this note.

d)

On various dates from December 22, 2022 through December 27, 2022, COUV executed a series of promissory notes in various face amounts totaling $530,000 due to unrelated third parties and received proceeds in the same amount for working capital purposes. Additionally, on various dates from January 9, 2023 through March 30, 2023, COUV executed an additional series of promissory notes in various face amounts totaling $285,000 under the same terms and conditions. Finally, on various dates from April 9, 2023 through June 30, 2023, COUV executed an additional series of promissory notes in various face amounts totaling $463,750 under the same terms and conditions. Collectively, these promissory notes have face values totaling $1,278,750, are unsecured, accrue interest at the rate of 10% per annum, and mature on various dates from December 22, 2023 through June 30, 2024.

Under the terms of these financings, COUV issued 11,593,750 shares of its common stock during the three months ended June 30, 2023, 7,125,000 shares during the three months ended March 31, 2023, and 13,250,000 shares during the year ended December 31, 2022. Such shares were valued at $463,750, $285,000, and $530,000, respectfully, for a total of $1,278,750 utilizing $0.04 per share based upon COUV’s most recent issuance of common shares in exchange for cash. Therefore, the proceeds from these transactions were allocated equally between the promissory notes and the shares of common stock issued for accounting purposes. This resulted in debt discounts of $231,875 related to the promissory notes issued during the three months ended June 30, 2023, $142,500 related to the promissory notes issued during the three months ended March 31, 2023, and $265,000 related to the promissory notes issued during the year ended December 31, 2022. Such discounts are being amortized to interest expense on a straight-line basis through the maturity dates of the individual notes.

Principal outstanding in connection with these notes totaled $1,278,750 and $530,000 as of June 30, 2023 and December 31, 2022, respectively. Accrued interest outstanding in connection with these notes totaled $44,290 and $951 as of June 30, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the unaudited consolidated balance sheets. Interest expense in connection with these notes totaled $27,260 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $43,338 and $0 for the six months ended June 30, 2023 and 2022, respectively. Amortization of debt discount expense in connection with these notes totaled $136,298 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $216,688 and $0 for the six months ended June 30, 2023 and 2022, respectively. The unamortized debt discount in connection with these notes totaled $417,933 and $260,246 as of June 30, 2023 and December 31, 2022, respectively, which resulted in net promissory notes payable balances of $860,817 and $269,754 as of June 30, 2023 and December 31, 2022, respectively.

(11) Convertible Notes Payable

On various dates from July 26, 2022 through November 29, 2022, CIE executed a series of promissory notes in amounts totaling $206,500 due to unrelated third parties and received proceeds of $199,866 for working capital purposes. The difference of $6,634 relates to transaction fees which were immediately expensed and classified in general and administrative expenses. These notes are unsecured, accrue interest at the rate of 10% per annum, and mature on June 15, 2024. Principal outstanding in connection with these notes totaled $196,500 and $206,500 as of June 30, 2023 and December 31, 2022, respectively. Accrued interest outstanding in connection with these notes totaled $17,046 and $7,374 as of June 30, 2023 and December 31, 2022, respectively. Interest expense in connection with these notes totaled $4,523 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $9,672 and $0 for the six months ended June 30, 2023 and 2022, respectively.

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

•	Series E - As of June 30, 2023 and December 31, 2022 there were 81,032 shares issued and outstanding. The Series E Preferred has the following designations:

•	Convertible at option of holder; each preferred share is convertible into 1,000 common shares.

•	The holders are entitled to receive dividends if and when declared.

•	The Series E holders are entitled to receive liquidation in preference to the common holders or any other class or series of preferred stock.

•	Voting: The Series E Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible.

•	Series F - As of June 30, 2023 and December 31, 2022 there were 100,000 shares issued and outstanding. The Series F Preferred has the following designations:

•	Convertible at option of holder; each preferred share is convertible into $0.25 per share (4,000,000 common shares).

•	The holders are entitled to receive dividends if and when declared.

•	The Series F holders are entitled to receive liquidation in preference to the common holders but not above the Series E preferred stock.

•	Voting: The Series F Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible.

•	Series G - As of June 30, 2023 and December 31, 2022 there were 20 shares issued and outstanding. The Series G Preferred has the following designations:

•	Each share is convertible at option of holder into 4,000,000 common shares.

•	The holders are entitled to receive dividends if and when declared.

•	The Series G holders are entitled to receive liquidation in preference to the common holders and any subsequent issuances of preferred stock.

•	Voting: The Series G Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible.

During the three months ended March 31, 2022, the Company sold and issued 0.075 shares of Series G Convertible Preferred Stock at $100,000 per share for total proceeds of $7,500.

•	Series C - As of June 30, 2023 and December 31, 2022 there were no Series C shares outstanding. The Series C Preferred has the following designations:

•	Convertible into common upon the Company completing a reverse stock split upon which the amount converted will equal 20% of the issued and outstanding common shares per the reverse split.

•	The holders are entitled to receive dividends on par with common on an as converted basis.

•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.

•	Voting: The holder of this Series of Preferred shall be entitled to vote representing 20% of the votes eligible to be cast in the matter.

•	Series D - As of June 30, 2023 and December 31, 2022 there were 100,000 shares issued and outstanding. The Series D Preferred has the following designations:

•	Each share is convertible at option of holder into 12,938 common shares.

•	Voting: Each share of the Series D holders is entitled to 12,938 votes on all matters before the common stock shareholders.

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

Common Stock

The Company has 2,500,000,000 shares of Common Stock authorized with a par value of $0.0001. As of June 30, 2023 and December 31, 2022 there were 587,568,420 and 568,849,670 shares issued and outstanding, respectively.

During the period from January 1, 2022 through June 30, 2022, the Company issued 26,425,000 shares of restricted common stock to unrelated third parties in a series of private placements at $0.04 per share for total proceeds of $1,057,000.

On June 19, 2022, the former CEO of COUV agreed to return 10,000,000 of the 15,600,000 shares of the Company’s common stock he received related to the investment in Medicevo in 2020 and the subsequent impairment of that investment as of June 30, 2021.

During the quarters ended December 31, 2022, March 31, 2023, and June 30, 2023 and as described in Note 10(d), Notes Payable, the Company issued a series of 13,250,000, 7,125,000, and 11,593,750 shares, respectively, of restricted common stock totaling 31,968,750 shares related to the issuance of a series of notes payable to unrelated third parties totaling $1,278,750 and proceeds allocated to such shares totaled $639,375.

(13) Income Taxes

As of June 30, 2023, the Company had net operating loss carry forwards of approximately $6,613,000 that may be available to reduce future years’ taxable income in varying amounts through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these unaudited consolidated financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance equal to the deferred tax asset relating to these tax loss carry-forwards of approximately $1,389,000 and $1,078,000 as of June 30, 2023 and December 31, 2022, respectively.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations and comprehensive loss. There were no interest or penalties accrued as of June 30, 2023 or December 31, 2022.

The Company recorded R&D income tax credits in the amounts of $60,663 and $108,950 for the three months ended June 30, 2023 and 2022, respectively, and $121,749 and $182,313 for the six months ended June 30, 2023 and 2022, respectively. The balances due from the HMRC for these R&D income tax credits totaled $125,467 and $0 as of June 30, 2023 and December 31, 2022, respectively.

(14) Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2023, the Company is not aware of any contingent liabilities that should be reflected in the unaudited consolidated financial statements.

On March 31, 2021, CIE entered into an Employment Agreement (the “Agreement”) with the Chief Executive Officer (“CEO”), who is also a director, for an initial term of one year with a base salary of $465,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. The Company shall review the base salary on an annual basis and has the right, but not the obligation to increase it, but has no right to decrease the base salary. This Agreement automatically extends for additional terms of one year unless either party provided at least six months prior written notice of non-renewal during the initial term or the then current renewal term. In addition, the CEO is entitled to receive an annual bonus up to $400,000 if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors on an annual basis. Effective March 1, 2023, CIE entered into a New Employment Agreement (the “New Agreement”) with the CEO, which superseded the Agreement described above. The initial term of this New Agreement is for a period of two years and it shall automatically extend for an additional term of one year unless either party gives notice of non-renewal at least six months prior to the expiration of the term then in effect. Under the provisions of this New Agreement, the CEO shall be paid a base salary of $200,000 per annum plus annual cash bonuses and an option to purchase shares of the Company’s common stock in amounts to be determined at the discretion of the Compensation Committee of the Board of Directors. Concurrent with the execution of this New Agreement, the CEO waived all amounts due to him under the previous Agreement totaling $371,600 as of December 31, 2022. As such, the Company wrote-off this accrued balance against compensation expense for the year ended December 31, 2022.

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

(15) Concentration of Credit Risk

The Company maintains cash balances in interest and non-interest-bearing bank accounts, none of which exceeded federally insured limits as of June 30, 2023. The Company has not experienced any losses in any of its accounts and management believes not to be exposed to any significant credit risk on cash.

(16) Subsequent Events

On July 28, 2023, COUV executed a promissory note for $500,000 to an unrelated third party for working capital purposes. In connection with the issuance of this note, COUV issued 12,500,000 shares of its common stock to such purchaser of the note. This note was issued under terms identical to those described in Note 10(d).

Effective August 2, 2023, COUV entered into a Contribution and Exchange Agreement (“Contribution Agreement”) with its wholly-owned subsidiary, Carbon-Ion Energy, Inc. (“Carbon-Ion”), whereby in consideration of COUV’s transfer of its remaining assets and its ten-million shares of Carbon-Ion common stock held by it, Carbon-Ion issued COUV the following:  (i) six hundred million sixty eight thousand four hundred twenty (600,068,420) shares of Carbon-Ion common stock, par value $0.000001 per share; (ii) one hundred thousand (100,000) shares of Carbon-Ion series D preferred stock, par value $0.000001 per share; (iii) eighty-one thousand thirty two (81,032) shares of Carbon-Ion series E preferred stock, par value $0.000001 per share; (iv) one hundred thousand (100,000) shares of Carbon-Ion series F preferred stock, par value $0.000001 per share (the and (v) nineteen and 675/100 (19.675) shares of Carbon-Ion series G preferred stock, par value $0.000001 per share.

Management has evaluated subsequent events through August 17, 2023, the date these unaudited consolidated financial statements were available to be issued, and has determined that there are no other events that would require an adjustment to, or disclosure in, the unaudited consolidated financial statements as of June 30, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” of our Annual Report on Form 10K for the fiscal year ended December 31, 2022 filed on April 17, 2023. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

Organization and Nature of Business

DESCRIPTION OF COMPANY

Based on recent world events, the need for energy security is a top of the geo-political agenda, furthering the need for sustainable, renewable energy. This has been highlighted by the US Government’s recent investment of $30 billion in renewable energy development, which is expected to be replicated by other governments across the world.

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

We see both pure supercapacitor and hybrid solutions, by combining the best in class battery solutions with supercapacitors, as the way forward to deliver sustainable energy for the next three decades and a grid which is fit for the future. Supercapacitors are different but complimentary technology to batteries.

We are at the beginning of a forecasted once-in-a-century shift in moving away from fossil fuels to power our energy requirements across all demands for electricity. Key to this is the stability of the grid. Energy storage will be key to success in this transition with long, short and medium duration energy stores required to buffer the intermittency of renewable generation. Supercapacitors can not only ensure stable frequency of the grid using short duration pulse power, but also support a lifetime (improving capex and opex) of medium duration storage and provide a bridge to long duration storage which may be slow to start.

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

We intend to work closely with original equipment manufacturers (“OEMs”) to make our cells widely available over time. We recognize that our supercapacitor technology has applicability in other large and growing markets including energy storage and other electricity grid type environments such as frequency response. We expect that the heavy transport industries such as shipping, trains, planes and nascent charging infrastructure will also be featured.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues

Revenues for the three months ended June 30, 2023 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales for the three months ended June 30, 2023 and 2022 from its supercapacitor technology.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were $635,552 as compared with $889,213 for the comparable prior year period, a decrease of $253,661, or approximately 29%. This change in operating expenses resulted primarily from a $71,286 decrease in salaries, wages, and payroll taxes primarily attributable to adjustments of officers’ salaries, a decrease of $124,655 in legal and professional fees and a decrease of $57,720 in general and administrative expenses.

Net Operating Loss

Our net operating loss for the three months ended June 30, 2023 was $635,552 as compared with a net operating loss of $889,213 for the comparable prior year period, a decrease of $253,661, or approximately 29%. This change in net operating loss is directly due to the change in operating expenses recorded in the current period compared to the comparable prior year period as described in the caption immediately above.

Other Income (Expenses)

Other expenses for the three months ended June 30, 2023 was $254,510 as compared with $6,352 for the comparable prior year period, an overall increase of $248,158. That change consisted of an increase of $188,642 in interest expense attributable to increased borrowings to fund operations and an expense of $59,516 attributable to the establishment of a reserve for impairment of certain intellectual property.

Net Loss

Our net loss for the three months ended June 30, 2023 was $829,399 as compared with a net loss of $786,615 for the comparable prior year period, an increase of $42,784, or approximately 5%. The increase in net loss is primarily related to the increase of $248,158 in other expenses, a decrease of $48,287 in income tax credits and a decrease in the net operating loss of $253,661.

Comprehensive Loss

Our comprehensive loss for the three months ended June 30, 2023 was $829,759 as compared with a loss of $953,231 for the comparable prior year period, a decrease of $123,472 or approximately 13%. This decrease in comprehensive loss is comprised of the increase in net loss of $42,784 described above less a decrease of $166,256 in the foreign currency translation adjustment which is attributable to changes in exchange rates.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues

Revenues for the six months ended June 30, 2023 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales for the six months ended June 30, 2023 and 2022 from its supercapacitor technology.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $1,157,250 as compared with $1,519,169 for the comparable prior year period, a decrease of $361,919, or approximately 24%. This change in operating expenses resulted primarily from a $230,443 decrease in salaries, wages, and payroll taxes primarily attributable to adjustments of officers’ salaries, a decrease of $120,924 in legal and professional fees and a decrease of $10,552 in other operating expenses.

Net Operating Loss

Our net operating loss for the six months ended June 30, 2023 was $1,157,250 as compared with a net operating loss of $1,519,169 for the comparable prior year period, a decrease of $361,919, or approximately 24%. This change in net operating loss is directly due to the change in operating expenses recorded in the current period compared to the comparable prior year period as described in the caption immediately above.

Other Income (Expenses)

Other expenses for the six months ended June 30, 2023 was $445,303 as compared with $9,095 for the comparable prior year period, an overall increase of $436,208. That change consisted of an increase of $315,809 in interest expense attributable to increased borrowings to fund operations and an expense of $120,399 attributable to the establishment of a reserve for impairment of certain intellectual property.

Net Loss

Our net loss for the six months ended June 30, 2023 was $1,480,804 as compared with a net loss of $1,345,951 for the comparable prior year period, an increase of $134,853, or approximately 10%. The increase in net loss is primarily related to an increase of $436,208 in other income/expenses, a decrease of $60,564 in income tax credits and a decrease in the net operating loss of $361,919.

Comprehensive Loss

Our comprehensive loss for the six months ended June 30, 2023 was $1,596,959 as compared with a loss of $1,483,257 for the comparable prior year period, an increase of $113,702 or approximately 8%. This increase in comprehensive loss is comprised of an increase in net loss of $134,853 described above plus a favorable change of $21,151 in the foreign currency translation adjustment which is attributable to changes in exchange rates.

Current Liquidity and Capital Resources for the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	2023	2022
Summary of Cash Flows:

Net cash used in operating activities	$(1,227,106)	$(1,009,530)
Net cash used in investing activities	(164,044)	(549,065)
Net cash provided by financing activities	960,092	1,701,386
Effect of exchange rate changes on cash	8,769	(140,293)
Net (decrease) increase in cash and cash equivalents	(422,289)	2,498
Beginning cash and cash equivalents	464,227	3,208
Ending cash and cash equivalents	$41,938	$5,706

Operating Activities

Net cash used in operations of $1,227,106 during the six months ended June 30, 2023 was primarily the result of our $1,480,804 net loss plus $224,681 in amortization of notes payable discounts, plus $138,930 for impairment of intellectual property, plus $109,725 for a change in landlord buildout refund receivable, plus $205,910 for changes in accounts payable and accrued expenses, less $125,467 for changes in income tax credits receivable, less $299,842 for changes in payroll taxes payable.

Net cash used in operations of $1,009,530 during the six months ended June 30, 2022 was primarily the result of our $1,345,951 net loss plus $436,830 for changes in accounts payable and accrued expenses, less $145,546 for changes in value added tax receivable, less $122,727 for changes in income tax credits receivable, and plus a net $167,864 for changes related to other adjustments associated with various income statement captions and changes to various balance sheet captions.

Investing Activities

Net cash used in investing activities of $164,044 for the six months ended June 30, 2023 consisted of $107,588 for additions to intellectual property and $56,456 for acquisition of property and equipment.

Net cash used in investing activities of $549,065 for the six months ended June 30, 2022 consisted of $40,397 for additions to intellectual property and $508,668 for acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities of $960,092 during six months ended June 30, 2023 consisted primarily of $221,342 from advances from stockholders, $374,375 from the issuance of notes payable, and $374,375 from the issuance of common stock.

Net cash provided by financing activities of $1,701,386 during six months ended June 30, 2022 consisted primarily of $281,925 from advances from stockholders, $354,961 from the issuance of notes payable, and $1,057,000 from the issuance of common stock.

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

Inflation

The amounts presented in our unaudited consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the six months ended June 30, 2023 and as of that balance sheet date, the Company had a net loss of $1,480,804, net cash used in operating activities of $1,227,106, negative working capital of $3,996,829, an accumulated operating deficit of $6,612,817, and a stockholders’ deficit of $2,539,192. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Our management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluate the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

As of June 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer and Adrian Jones our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2023, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting.

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

Our management has conducted an evaluation, under the supervision and with the participation of Andrew Sispoidis, Chief Executive Officer, Jack Brooks, President and Adrian Jones, Chief Financial Officer of the effectiveness of our internal control over financial reporting as of June 30, 2023. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarters ended December 31, 2022, March 31, 2023, and June 30, 2023 we issued 13,250,000, 7,125,000, and 11,593,750 shares, respectively, of our common stock in connection with the issuance of promissory notes to unrelated third parties totaling $1,278,750 for working capital purposes and received proceeds of the same amount. A portion of such proceeds, $639,375, was allocated to the issuance of those 31,968,750 shares. Those issuances were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Corporate Universe, Inc.

Date: August 17, 2023	By:	/s/ Jack Brooks
Jack Brooks, President
(Principal Executive Officer)

Date: August 17, 2023	By:	/s/ Adrian Jones
Adrian Jones, Chief Financial Officer
(Principal Financial and Accounting Officer)

