Form 10-Q
period 2023-09-30
CORPORATE UNIVERSE INC
filed 2023-11-17
CIK 1450307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2023

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

The number of shares outstanding of the registrant’s common stock, par value of $0.0001, on November 15, 2023 was 625,068,420.

Page 2 of 13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements

Corporate Universe, Inc.

Page 3 of 13

CORPORATE UNIVERSE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$475,687	$464,227
Inventory	103,819	101,745
Landlord buildout refund receivable	-	109,725
Prepaid expenses	67,092	23,421
Income tax credits receivable	174,187	-
TOTAL CURRENT ASSETS	820,785	699,118
FIXED ASSETS
Property and equipment	802,030	775,001
TOTAL FIXED ASSETS	802,030	775,001
OTHER ASSETS
Intellectual property, net of impairment	550,504	528,357
Security deposits	49,398	48,411
Right-of-use assets, net of accumulated amortization	277,574	368,615
TOTAL OTHER ASSETS	877,476	945,383
TOTAL ASSETS	$2,500,291	$2,419,502

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$634,581	$819,640
Payroll taxes payable	149,325	386,001
Due to stockholders	824,893	610,908
Note payable related party	585,000	585,000
Notes payable	2,375,864	851,761
Current portion of operating lease liabilities	119,609	129,416
Convertible notes payable	196,500	206,500
TOTAL CURRENT LIABILITIES	4,885,772	3,589,226
Operating lease liabilities, net of current portion	183,747	271,808
TOTAL LIABILITIES	5,069,519	3,861,034

Commitments and contingencies (Note 14)

STOCKHOLDERS' DEFICIT
Preferred Stock, $.0001 par value, 1,000,000 shares authorized
Series E: 81,100 authorized, 81,032 issued and outstanding	8	8
Series F: 100,000 authorized, 100,000 issued and outstanding	10	10
Series G: 25 authorized, 20 shares issued and outstanding	-	-
Series C: 100,000 authorized, 0 shares issued and outstanding	-	-
Series D: 100,000 authorized, 100,000 issued and outstanding	10	10
Common stock, $.0001 par value, 2,500,000,000 shares authorized, 625,068,420 and 568,849,670 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	62,507	56,885
Additional paid-in-capital	4,862,149	3,743,396
Accumulated deficit	(7,350,085)	(5,132,013)
Cumulative translation adjustment	(143,827)	(109,828)
TOTAL STOCKHOLDERS' DEFICIT	(2,569,228)	(1,441,532)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,500,291	$2,419,502

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2023	2022	2023	2022

SALES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Officers' salaries	90,194	186,598	247,987	554,551
Salaries and wages	110,488	77,064	415,626	380,428
Payroll taxes	26,998	76,830	50,810	122,699
Legal and professional fees	176,486	296,055	565,028	805,521
General and administrative expenses	30,356	35,992	312,321	328,509
TOTAL OPERATING EXPENSES	434,522	672,539	1,591,772	2,191,708

OPERATING LOSS	(434,522)	(672,539)	(1,591,772)	(2,191,708)

OTHER INCOME (EXPENSES)
Interest income	-	197	-	197
Loss on impairment of intellectual property	(12,737)	-	(85,938)	-
Interest expense	(392,876)	(35,195)	(717,780)	(44,290)
LOSS BEFORE INCOME TAX CREDITS	(840,135)	(707,537)	(2,395,490)	(2,235,801)

Income tax credits	55,669	56,401	177,418	238,714

NET LOSS	(784,466)	(651,136)	(2,218,072)	(1,997,087)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(1,432)	(135)	(117,587)	(137,441)

COMPREHENSIVE LOSS	$(785,898)	$(651,271)	$(2,335,659)	$(2,134,528)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	606,318,420	551,537,170	586,834,045	550,549,670

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance, December 31, 2022	281,052	$28	568,849,670	$56,885	$3,743,396	$(5,132,013)	$(109,828)	$(1,441,532)

Issuance of common stock related to debt	-	-	7,125,000	713	141,787	-	-	142,500

Foreign currency translation adjustment	-	-	-	-	-	-	(14,759)	(14,759)

Net loss	-	-	-	-	-	(651,405)	-	(651,405)

Balance, March 31, 2023	281,052	28	575,974,670	57,598	3,885,183	(5,783,418)	(124,587)	(1,965,196)

Issuance of common stock related to debt	-	-	11,593,750	1,159	230,716	-	-	231,875

Foreign currency translation adjustment	-	-	-	-	-	-	23,528	23,528

Net loss	-	-	-	-	-	(782,201)	-	(782,201)

Balance, June 30, 2023	281,052	28	587,568,420	58,757	4,115,899	(6,565,619)	(101,059)	(2,491,994)

Issuance of common stock related to debt	-	-	37,500,000	3,750	746,250	-	-	750,000

Foreign currency translation adjustment	-	-	-	-	-	-	(42,768)	(42,768)

Net loss	-	-	-	-	-	(784,466)	-	(784,466)

Balance, September 30, 2023	281,052	$28	625,068,420	$62,507	$4,862,149	$(7,350,085)	$(143,827)	$(2,569,228)

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

(See accompanying notes to the unaudited consolidated financial statements)

CORPORATE UNIVERSE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,218,072)	$(1,997,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	91,041	90,043
Amortization of note payable discount	524,728	11,125
Loss on impairment of intellectual property	31,266	-
Changes in operating assets and liabilities:
Inventory	(2,074)	19,848
Landlord buildout refund receivable	109,725	-
Prepaid expenses	(43,671)	56,219
Income tax credits receivable	(174,187)	402,614
Security deposit	(987)	9,444
Accounts payable and accrued expenses	(185,059)	296,088
Payroll taxes payable	(236,676)	153,981
Operating lease liabilities	(97,868)	(74,115)
Net cash used in operating activities	(2,201,834)	(1,031,840)
Cash flows from investing activities:
Acquisition of property and equipment	(27,029)	(599,990)
Addition to intellectual property	(53,413)	(47,454)
Net cash used in investing activities	(80,442)	(647,444)
Cash flows from financing activities:
Advances from stockholders	213,985	241,945
(Repayment of) Proceeds from convertible note	(10,000)	175,000
Proceeds from notes payable	999,375	479,961
Proceeds from the issuance of common stock	1,124,375	1,182,000
Proceeds from the issuance of preferred stock	-	7,500
Net cash provided by financing activities	2,327,735	2,086,406
Effect of exchange rate changes on cash	(33,999)	(316,012)
Net increase in cash	11,460	91,110
Cash at beginning of the period	464,227	3,208
Cash at end of the period	$475,687	$94,318

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,710	$-
Income taxes	$-	$-

(See accompanying notes to the unaudited consolidated financial statements)

Corporate Universe, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2023

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

Inventory

Inventory, which consists substantially of raw materials, is stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The inventory is valued at the end of each fiscal period for the purpose of determining if a reserve for obsolescence needs to be recorded. There is no reserve for obsolescence as of September 30, 2023 and December 31, 2022.

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

OXC accrues research and development (“R&D”) tax credits receivable from the HM Revenue and Customs (“HMRC”) in England based on 14.50% of qualified R&D payroll costs. OXC, at its sole discretion, can elect to forego the tax credit and carry forward the qualified R&D payroll costs to offset future taxable income in England.

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

Impairment of Long-lived Assets

Potential impairments of long-lived assets are reviewed when events or changes in circumstances indicate a potential impairment may exist. In accordance with FASB ASC 360-10, “Property, Plant and Equipment - Overall,” impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value. The reserve for impairment for obsolescence as of September 30, 2023 and December 31, 2022 was $271,875 and $240,609, respectively.

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

Stock Based Compensation Expense

The Company records stock-based compensation in accordance with the provisions of FASB ASC 718, “Accounting for Stock Compensation,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under FASB ASC Topic 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. As of September 30, 2023 and December 31, 2022, there were no options outstanding.

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

As permitted under FASB ASC 842, the Company has made an accounting policy election not to apply the recognition provisions to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term. The Company did not have any short-term leases as of September 30, 2023 and December 31, 2022.

Foreign Currency Translation

Assets and liabilities of CIE’s United Kingdom subsidiary are translated from pounds sterling to United States dollars at the exchange rate in effect as of the consolidated balance sheet dates. Income and expenses are translated at the average quarterly exchange rates in effect for each reporting period. The translation adjustments for reporting periods are included in the Company’s consolidated statements of operations and comprehensive loss, and the cumulative effect of such adjustments are reported in the Company’s balance sheets as a cumulative translation adjustment within stockholders’ deficit.

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

(3) Going Concern

As of September 30, 2023, the Company has accumulated operating losses of $7,350,085, has yet to commence operations and has no product sales related to its patented battery storage technology that was acquired on September 11, 2020, all of which raise substantial doubt about its ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company is currently addressing its liquidity issues by continually seeking investment capital through private placement of common stock and debt. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or be able to arrange for other financing to fund planned business activities.

(4) Property and Equipment

Property and equipment consisted of the following:

	September 30, 2023	December 31, 2022

Leasehold improvements	$589,245	$566,467
Laboratory equipment	211,206	206,986
Other equipment	1,579	1,548
Total	$802,030	$775,001

Pursuant to the operating lease agreement for laboratory space in Oxfordshire, England, the leasehold improvements are presented net of the buildout paid by the landlord in the amount of $113,373 and $109,725 as of September 30, 2023 and December 31, 2022, respectively.

Property and equipment has not been placed in service and, as such, there was no depreciation expense for the three and nine months ended September 30, 2023 and 2022.

(5) Intellectual Property

Intellectual property as of September 30, 2023 and December 31, 2022 in the amounts of $550,504 and $528,357 are presented net of impairment reserves of $271,875 and $240,609, respectively. The intellectual property includes various super capacitor technology patents that were acquired on September 11, 2020 as part of the ZapGo Ltd acquisition, plus legal fees subsequently incurred directly related to these patents and additional patent applications. The Company has deferred amortizing the intellectual property until it begins revenue operations in order to more accurately match the expense with the revenue. As such, there was no amortization expense for the three and nine months ended September 30, 2023 and 2022.

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

On August 2, 2021, the Company entered into a five-year operating lease agreement for laboratory space in Oxfordshire, England. The lease runs through August 2, 2026 with average monthly rental payments of approximately $8,500, including VAT, plus utilities and a pro-rata share of any joint charges as reasonably determined by the landlord.

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate is estimated to be 10% as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. The Company recorded $20,182 and $41,753 as operating lease expense for the three months ended September 30, 2023 and 2022, respectively, and $123,559 and $125,259 as operating lease expense for the nine months ended September 30, 2023 and 2022, respectively. Such expense was classified in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

	September 30, 2023	December 31, 2022

Operating leases	$545,602	$545,602
Less: accumulated amortization	(268,028)	(176,987)
Total	$277,574	$368,615

Operating lease liabilities consisted of the following:

	September 30, 2023	December 31, 2022

Current portion	$119,609	$129,416
Long-term portion	183,747	271,808
Total	$303,356	$401,224

The maturity of lease liabilities for the years ending each December 31st are as follows:

2023	$38,550
2024	131,700
2025	109,200
2026	63,700
Total	343,150
Less: imputed interest	(39,794)
Lease liabilities	$303,356

(7) Payroll Taxes Payable

On August 27, 2021, OXC entered into an installment payment arrangement with HM Revenue & Customs (“HMRC”) in England for the payroll taxes balance due of $364,538 as of June 30, 2021 plus approximately $54,600 for the July payroll tax liability. Payments were to be made in five monthly installments of approximately $76,120 beginning in October 2021 with the final installment due in March 2022 of approximately $38,600 plus any interest due. This final balance was not paid when due and, as such, was added to the additional installment payment arrangement with HMRC dated April 2, 2022.

On April 2, 2022, OXC entered into an additional installment payment arrangement with HMRC for payroll taxes liabilities of approximately $277,000, including the $38,600 balance due from the previous installment payment arrangement. Payments were to be made in four monthly installments of approximately $69,250 each beginning in May 2022 through August 2022, but were put on hold while the R&D income tax credits through March 31, 2022 were processed by HMRC. The R&D income tax credits were finalized and remitted to OXC on August 24, 2022 and an updated installment payment arrangement needed to be established with HMRC.

On January 13, 2023, OXC entered into an additional installment payment arrangement with HMRC for payroll taxes liabilities incurred during the year ended December 31, 2022 of approximately $198,000, which is net of R&D income tax credits due from HMRC of approximately $262,000 as of December 31, 2022. The net balance due was paid in four monthly installments of approximately $49,500 each month from February 2023 through May 2023.

Payroll taxes payable as of September 30, 2023 and December 31, 2022 were $149,325 and $386,001, respectively.

(8) Due to Stockholders

Due to stockholders totaled $824,893 and $610,908 as of September 30, 2023 and December 31, 2022, respectively, and consist of funds advanced to CIE for working capital purposes by the President of COUV, who is also a director and stockholder, and the Chief Financial Officer, who is also a director and stockholder. These obligations are unsecured, non-interest bearing, and payable upon demand.

(9) Notes Payable Related Party

On December 31, 2021, CIE executed a promissory note in the amount of $585,000 due to an entity that is beneficially owned and controlled by the President of COUV, who is also a director and stockholder, and received proceeds in the same amount for working capital purposes. This note is unsecured, accrues interest at a rate of 1.9% per annum, and is payable on demand. Principal outstanding in connection with this note totaled $585,000 as of both September 30, 2023 and December 31, 2022. Accrued interest outstanding in connection with this note totaled $19,451 and $11,115 as of September 30, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with this note totaled $2,779 for the three months ended September 30, 2023 and 2022 and $8,336 for the nine months ended September 30, 2023 and 2022.

(10) Notes Payable

a)

On various dates from February 16 through October 26, 2022, CIE executed a series of promissory notes in amounts totaling $190,000 due to an unrelated third party and received proceeds in the same amount for working capital purposes. These notes are unsecured, accrue interest at rates ranging from 3% to 15% per annum, and have maturity dates ranging from on demand to June 23, 2023 and, effective on that date, two of these promissory notes with principal amounts of $100,000 and $15,000 were formally extended to December 24, 2023 and December 26, 2023, respectively. Principal outstanding in connection with these notes totaled $190,000 as of both September 30, 2023 and December 31, 2022. Accrued interest outstanding in connection with these notes totaled $24,733 and $10,148 as of September 30, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with these notes totaled $4,915 and $4,595 for the three months ended September 30, 2023 and 2022, respectively, and $14,585 and $5,421 for the nine months ended September 30, 2023 and 2022, respectively

b)

On April 5, 2022, CIE executed a promissory note in the amount of $275,000 due to an unrelated third party and received proceeds of $250,000 for working capital purposes. This note is unsecured, accrues interest at the rate of 15% per annum, and originally matured on May 5, 223 and, effective on that date, was extended to November 5, 2023. The difference of $25,000 was recorded as a debt discount and was amortized to interest expense on a straight-line basis through the original maturity date of the note. Principal outstanding in connection with this note totaled $275,000 as of both September 30, 2023 and December 31, 2022. Accrued interest outstanding in connection with this note totaled $60,914 and $30,061 as of September 30, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with this note totaled $10,397 for both the three months ended September 30, 2023 and 2022 and $30,853 and $19,664 for the nine months ended September 30, 2023 and 2022, respectively. Amortization of debt discount expense in connection with this note totaled $0 for both the three months ended September 30, 2023 and 2022 and $7,992 and $5,882 for the nine months ended September 30, 2023 and 2022, respectively. The unamortized debt discount in connection with this note was $0 and $7,992 as of September 30, 2023 and December 31, 2022, respectively, which resulted in net promissory note payable balances of $275,000 and $267,008 as of September 30, 2023 and December 31, 2022, respectively.

c)	On August 10, 2022, CIE executed a promissory note in the amount of $125,000 due to an unrelated third party and received proceeds in the same amount for working capital purposes. This note was unsecured, accrued interest at the rate of 15% per annum, matured on June 28, 2023, and was paid in full with accrued interest of $27,710 on July 9, 2023. Principal outstanding in connection with this note totaled $0 and $125,000 as of September 30, 2023 and December 31, 2022, respectively. Accrued interest outstanding in connection with this note totaled $0 and $7,346 as of September 30, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with this note totaled $11,066 and $2,620 for the three months ended September 30, 2023 and 2022, respectively, and $20,364 and $2,620 for the nine months ended September 30, 2023 and 2022, respectively.

d)	On various dates from December 22, 2022 through December 27, 2022, COUV executed a series of promissory notes in various face amounts totaling $530,000 due to unrelated third parties and received proceeds in the same amount for working capital purposes. Additionally, on various dates from January 9, 2023 through March 30, 2023, COUV executed an additional series of promissory notes in various face amounts totaling $285,000 under the same terms and conditions. Additionally, on various dates from April 9, 2023 through September 30, 2023, COUV executed an additional series of promissory notes in various face amounts totaling $463,750 under the same terms and conditions. Finally, on July 27, 2023, COUV executed an additional promissory note in the face amount of $1,500,000 under the same terms and conditions. Collectively, these promissory notes have face values totaling $2,778,750, are unsecured, accrue interest at the rate of 10% per annum, and mature on various dates from December 22, 2023 through July 12, 2024.

Under the terms of these financings, COUV issued 37,500,000 shares of its common stock during the three months ended September 30, 2023, 11,593,750 shares during the three months ended June 30, 2023, 7,125,000 shares during the three months ended March 31, 2023, and 13,250,000 shares during the three months ended December 31, 2022 for a total of 69,468,750. Such shares were valued at $1,500,000, $463,750, $285,000, and $530,000, respectfully, for a total of $2,778,750 utilizing $0.04 per share based upon COUV’s most recent issuance of common shares in exchange for cash. Therefore, the proceeds from these transactions were allocated equally between the promissory notes and the shares of common stock issued for accounting purposes. This resulted in debt discounts of $750,000 related to the promissory notes issued during the three months ended September 30, 2023, $231,875 related to the promissory notes issued during the three months ended June 30, 2023, $142,500 related to the promissory notes issued during the three months ended March 31, 2023, and $265,000 related to the promissory notes issued during the three months ended December 31, 2022. Such discounts are being amortized to interest expense on a straight-line basis through the maturity dates of the individual notes.

Principal outstanding in connection with these notes totaled $2,778,750 and $530,000 as of September 30, 2023 and December 31, 2022, respectively. Accrued interest outstanding in connection with these notes totaled $103,234 and $951 as of September 30, 2023 and December 31, 2022, respectively, which is included within accounts payable and accrued expenses on the consolidated balance sheets. Interest expense in connection with these notes totaled $58,944 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $102,282 and $0 for the nine months ended September 30, 2023 and 2022, respectively. Amortization of debt discount expense in connection with these notes totaled $300,046 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $516,735 and $0 for the nine months ended September 30, 2023 and 2022, respectively. The unamortized debt discount in connection with these notes totaled $867,886 and $260,246 as of September 30, 2023 and December 31, 2022, respectively, which resulted in net promissory notes payable balances of $1,910,864 and $269,754 as of September 30, 2023 and December 31, 2022, respectively.

(11) Convertible Notes Payable

On various dates from July 26, 2022 through November 29, 2022, CIE executed a series of promissory notes in amounts totaling $206,500 due to unrelated third parties and received proceeds of $199,866 for working capital purposes. The difference of $6,634 relates to transaction fees which were immediately expensed and classified in general and administrative expenses. These notes are unsecured, accrue interest at the rate of 10% per annum, and mature on June 15, 2024. Principal outstanding in connection with these notes totaled $196,500 and $206,500 as of September 30, 2023 and December 31, 2022, respectively. Accrued interest outstanding in connection with these notes totaled $21,999 and $7,374 as of September 30, 2023 and December 31, 2022, respectively. Interest expense in connection with these notes totaled $4,953 and $2,607 for the three months ended September 30, 2023 and 2022, respectively, and $14,625 and $2,607 for the nine months ended September 30, 2023 and 2022, respectively.

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

(12) Equity

Preferred Stock

The Company has 1,000,000 Shares of Preferred Stock authorized with a par value of $0.0001. The Company has allocated 100,000 Shares for Series C Preferred, 100,000 Shares for Series D Preferred, 81,100 Shares for Series E Preferred, 100,000 Shares for Series F Preferred, and 25 Shares for Series G Preferred.

•	Series E - As of September 30, 2023 and December 31, 2022 there were 81,032 shares issued and outstanding. The Series E Preferred has the following designations:
•	Convertible at option of holder; each preferred share is convertible into 1,000 common shares.
•	The holders are entitled to receive dividends if and when declared.
•	The Series E holders are entitled to receive liquidation in preference to the common holders or any other class or series of preferred stock.
•	Voting: The Series E Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible, provided that, each Series E Holder will only be able to vote up to 4.99% (or, if the beneficial ownership limitation is increased hereunder, up to 9.99%) of all votes eligible to be cast on any matter to come before the Common Stock shareholder or shareholders generally.

•	Series F - As of September 30, 2023 and December 31, 2022 there were 100,000 shares issued and outstanding. The Series F Preferred has the following designations:
•	Convertible at option of holder; each preferred share is convertible into $0.25 per share (4,000,000 common shares).
•	The holders are entitled to receive dividends if and when declared.
•	The Series F holders are entitled to receive liquidation in preference to the common holders but not above the Series E preferred stock.
•	Voting: The Series F Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible, provided that, each Series F Holder will only be able to vote up to 4.99% (or, if the beneficial ownership limitation is increased hereunder, up to 9.99%) of all votes eligible to be cast on any matter to come before the Common Stock shareholder or shareholders generally.

•	Series G - As of September 30, 2023 and December 31, 2022 there were 19.675 shares issued and outstanding. The Series G Preferred has the following designations:
•	Each share is convertible at option of holder into 4,000,000 common shares.
•	The holders are entitled to receive dividends if and when declared.
•	The Series G holders are entitled to receive liquidation in preference to the common holders and any subsequent issuances of preferred stock.
•	Voting: The Series G Holders are entitled to vote together with the common holders with an amount of votes equal to the amount of shares of common stock into which their shares are convertible, provided that, each Series G Holder will only be able to vote up to 4.99% (or, if the beneficial ownership limitation is increased hereunder, up to 9.99%) of all votes eligible to be cast on any matter to come before the Common Stock shareholder or shareholders generally.

During the nine months ended September 30, 2022, the Company sold and issued 0.075 shares of Series G Convertible Preferred Stock at $100,000 per share for total proceeds of $7,500.

•	Series C - As of September 30, 2023 and December 31, 2022 there were no Series C shares outstanding. The Series C Preferred has the following designations:
•	Convertible into common upon the Company completing a reverse stock split upon which the amount converted will equal 20% of the issued and outstanding common shares per the reverse split.
•	The holders are entitled to receive dividends on par with common on an as converted basis.
•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.
•	Voting: The holder of this Series of Preferred shall be entitled to vote representing 20% of the votes eligible to be cast in the matter.

•	•Series D - As of September 30, 2023 and December 31, 2022 there were 100,000 shares issued and outstanding. The Series D Preferred has the following designations:
•	Each share is convertible at option of holder into 12,938 common shares.
•	Voting: Each share of the Series D holders is entitled to 12,938 votes on all matters before the common stock shareholders.

The Company has evaluated each series of the Preferred Stock for proper classification under FASB ASC 480 “Distinguishing Liabilities from Equity” and FASB ASC 815 “Derivatives and Hedging”.

FASB ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. The Company concluded that each series of Preferred Stock was not within the scope of FASB ASC 480 because none of the three conditions for liability classification was present.

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

Common Stock

The Company has 2,500,000,000 shares of Common Stock authorized with a par value of $0.0001. As of September 30, 2023 and December 31, 2022 there were 625,068,420 and 568,849,670 shares issued and outstanding, respectively.

During the nine months ended September 30, 2022, the Company issued 26,425,000 shares of restricted common stock to unrelated third parties in a series of private placements at $0.04 per share for total proceeds of $1,057,000.

During the quarters ended December 31, 2022, March 31, 2023, June 30, 2023, and September 30, 2023 and as further described in Note 10(d), Notes Payable, the Company issued 13,250,000, 7,125,000, 11,593,750, and 37,500,000 shares, respectively, an aggregate of 69,468,750 shares, of restricted common stock in connection with the issuance of a series of notes payable to unrelated third parties with total proceeds of $2,778,750. Such proceeds were allocated equally between the notes and the shares of common stock issued for accounting purposes. This resulted in an allocation to common stock of $0.02 per share for total proceeds of $1,389,375.

During the quarters ended December 31, 2022, March 31, 2023, June 30, 2023, and September 30, 2023 we issued 13,250,000, 7,125,000, 11,593,750, and 37,500,000 shares of our common stock in connection with the issuance of promissory notes to unrelated third parties totaling $2,778,750 for working capital purposes and received proceeds of the same amount. A portion of such proceeds, $1,389,375, was allocated to the issuance of those 69,468,750 shares. Those issuances were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

(13) Income Taxes

As of September 30, 2023 and December 31, 2022, the Company had net operating loss carry forwards of approximately $7,350,085 and $5,132,000 that may be available to reduce future years’ taxable income in varying amounts through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these unaudited consolidated financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance equal to the deferred tax asset relating to these tax loss carry-forwards of approximately $1,544,000 and $1,078,000 as of September 30, 2023 and December 31, 2022, respectively.

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations and comprehensive loss. There were no interest or penalties accrued as of September 30, 2023 or December 31, 2022.

The Company recorded R&D income tax credits in the amounts of $55,669 and $56,401 for the three months ended September 30, 2023 and 2022, respectively, and $177,418 and $238,714 for the nine months ended September 30, 2023 and 2022, respectively. The balances due from the HMRC for these R&D income tax credits totaled $174,187 and $0 as of September 30, 2023 and December 31, 2022, respectively.

(14) Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2023, the Company is not aware of any contingent liabilities that should be reflected in the unaudited consolidated financial statements.

On March 31, 2021, CIE entered into an Employment Agreement (the “Agreement”) with the Chief Executive Officer (“CEO”), who is also a director, for an initial term of one year with a base salary of $465,000 per annum paid in equal monthly installments, less applicable withholdings and deductions as required by law. The Company shall review the base salary on an annual basis and has the right, but not the obligation, to increase it, but has no right to decrease the base salary. This Agreement automatically extends for additional terms of one year unless either party provided at least six months prior written notice of non-renewal during the initial term or the then current renewal term. In addition, the CEO is entitled to receive an annual bonus up to $400,000 if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors on an annual basis. Effective March 1, 2023, CIE entered into a New Employment Agreement (the “New Agreement”) with the CEO, which superseded the Agreement described above. The initial term of this New Agreement is for a period of two years, and it shall automatically extend for an additional term of one year unless either party gives notice of non-renewal at least six months prior to the expiration of the term then in effect. Under the provisions of this New Agreement, the CEO shall be paid a base salary of $200,000 per annum plus annual cash bonuses and an option to purchase shares of the Company’s common stock in amounts to be determined at the discretion of the Compensation Committee of the Board of Directors. Concurrent with the execution of this New Agreement, the CEO waived all amounts due to him under the previous Agreement totaling $371,600 as of December 31, 2022. As such, the Company wrote-off this accrued balance against compensation expense for the year ended December 31, 2022. See Note 16, Subsequent Events, for additional information regarding this New Agreement.

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

On February 21, 2022, OXC entered into consulting agreement with an unrelated third-party company and the associated consultant on a non-exclusive basis. Pursuant to terms of the agreement, the consultant company is entitled to receive £15,000 per quarter, plus qualified expenses, until it is terminated by either party giving to the other no less than three months written notice. However, OXC can immediately terminate this agreement, without prejudice, if the consultant commits a material breach or various other forms of misconduct as defined. As additional compensation, the Company’s intends to recommend to the Board of Directors that the consultant be issued a stock grant equal to 3% of the post reorganized shares of CIE’s common stock, when effective, on a fully diluted basis. The Company intends this grant, when issued, will vest over a three-year term at 1% per year as defined. Furthermore, it is the Company’s intention to offer the consultant a seat on the Board of Directors, without compensation. See Note 16, Subsequent Events, for additional information regarding this consulting agreement.

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

(15) Concentration of Credit Risk

The Company maintains cash balances in interest and non-interest-bearing bank accounts which exceed federally insured limits by $222,111 as of September 30, 2023. The Company has not experienced any losses in any of its accounts and management believes not to be exposed to any significant credit risk on cash.

(16) Subsequent Events

Effective October 31, 2023, the unrelated third-party company and associated consultant mutually agreed to terminate the consulting agreement dated February 21, 2022 with OXC without any further obligation between the parties.

Effective November 1, 2023, Andrew Sispoidis resigned from all director, officer, and any other positions and/or roles he had with the Company and each of its wholly-owned subsidiaries, Carbon-Ion and Oxcion, including Chief Executive Officer and Secretary. In addition, the Company, collectively with its wholly-owned subsidiaries CIE and OXC, agreed to pay the former CEO a severance equal to $200,000, payable to him in equal monthly instalments for a period of twelve months following his resignation.

Management has evaluated subsequent events through November 17, 2023, the date these unaudited consolidated financial statements were available to be issued, and has determined that there are o other events that would require an adjustment to, or disclosure in, the unaudited consolidated financial statements as of September 30, 2023.

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

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

Page 4 of 13

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

Corporate Universe, Inc. (“we,” “us,” “our,” or the “Company” and our wholly-owned subsidiary, Carbon-Ion Energy, Inc. (“Carbon-Ion”) is dedicated to the development of sustainable energy systems based on its proprietary supercapacitor technology.

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

We see both pure supercapacitor and hybrid solutions, by combining the best-in-class battery solutions with supercapacitors, as the way forward to deliver sustainable energy for the next three decades and a grid which is fit for the future. Supercapacitors are different but complimentary technology to batteries.

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

Page 5 of 13

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

Page 6 of 13

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

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues

Revenues for the three months ended September 30, 2023 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales for the three months ended September 30, 2023 and 2022 from its supercapacitor technology.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 were $434,522 as compared to $672,539 for the comparable prior year period, a decrease of $238,017, or approximately 35%. This change in operating expenses resulted primarily from a $112,812 decrease in salaries, wages, and payroll taxes primarily attributable to adjustments of officers’ salaries for cost containment purposes plus a decrease of $119,569 in legal and professional fees primarily attributable to the patents.

Net Operating Loss

Our net operating loss for the three months ended September 30, 2023 was $434,522 as compared with a net operating loss of $672,539 for the comparable prior year period, a decrease of $238,017, or approximately 35%. This change in net operating loss is directly due to the change in operating expenses recorded in the current period compared to the comparable prior year period as described in the caption immediately above.

Other Income (Expenses)

Other expenses for the three months ended September 30, 2023 was $405,613 as compared with $34,998 for the comparable prior year period, an overall increase of $370,615. That change resulted primarily from an increase of $357,681 in interest expense attributable to increased borrowings to fund operations.

Net Loss

Our net loss for the three months ended September 30, 2023 was $784,466 as compared with a net loss of $651,136 for the comparable prior year period, an increase of $133,330, or approximately 20%. The increase in net loss is primarily related to the $238,017 benefit of the decrease in the net operating loss offset by the $370,615 increase in other expenses as described in the captions above.

Comprehensive Loss

Our comprehensive loss for the three months ended September 30, 2023 was $785,898 as compared with a loss of $651,271 for the comparable prior year period, a increase of $134,627, or approximately 21%. This increase in comprehensive loss is comprised primarily of the increase in net loss of $133,330 described immediately above.

Page 7 of 13

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues

Revenues for the nine months ended September 30, 2023 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company did not generate any sales for the nine months ended September 30, 2023 and 2022 from its supercapacitor technology.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 were $1,591,772 as compared with $2,191,708 for the comparable prior year period, a decrease of $599,936, or approximately 27%. This change in operating expenses resulted primarily from a $343,255 decrease in salaries, wages, and payroll taxes primarily attributable to adjustments of officers’ salaries for cost containment purposes plus a decrease of $240,493 in legal and professional fees  primarily attributable to the patents.

Net Operating Loss

Our net operating loss for the nine months ended September 30, 2023 was $1,591,772 as compared with a net operating loss of $2,191,708 for the comparable prior year period, a decrease of $599,936, or approximately 27%. This change in net operating loss is directly due to the change in operating expenses recorded in the current period compared to the comparable prior year period as described in the caption immediately above.

Other Income (Expenses)

Other expenses for the nine months ended September 30, 2023 was $803,718 as compared with $44,093 for the comparable prior year period, an overall increase of $759,625. That change consisted of an increase of $673,490 in interest expense attributable to increased borrowings to fund operations and an expense of $85,938 attributable to the establishment of a reserve for impairment of certain intellectual property.

Net Loss

Our net loss for the nine months ended September 30, 2023 was $2,218,072 as compared with a net loss of $1,997,087 for the comparable prior year period, an increase of $220,985, or approximately 11%. The increase in net loss is primarily related to the benefit of a $599,936 decrease in operating expenses offset by an increase of $759,625 in other income/expenses as described in the captions above.

Comprehensive Loss

Our comprehensive loss for the nine months ended September 30, 2023 was $2,335,659 as compared with a loss of $2,134,528 for the comparable prior year period, an increase of $201,131 or approximately 9%. This increase in comprehensive loss is comprised of an increase in net loss of $220,985 described above offset by a favorable change of $19,854 in the foreign currency translation adjustment which is attributable to changes in exchange rates.

Current Liquidity and Capital Resources for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	2023	2022
Summary of Cash Flows:

Net cash used in operating activities	$(2,201,834)	$(1,031,840)
Net cash used in investing activities	(80,442)	(647,444)
Net cash provided by financing activities	2,327,735	2,086,406
Effect of exchange rate changes on cash	(33,999)	(316,012)
Net increase in cash and cash equivalents	11,460	91,110
Beginning cash and cash equivalents	464,227	3,208
Ending cash and cash equivalents	$475,687	$94,318

Page 8 of 13

Operating Activities

Net cash used in operations of $2,201,834 during the nine months ended September 30, 2023 was primarily the result of our $2,218,072 net loss plus $524,728 in amortization of notes payable discounts, plus $109,725 for changes in the landlord buildout receivable, less $174,187 for changes in income tax credits receivable, less $185,059 for changes in accounts payable and accrued expenses, and less $236,676 for changes in payroll taxes payable.

Net cash used in operations of $1,031,840 during the nine months ended September 30, 2022 was primarily the result of our $1,997,087 net loss less $402,614 for changes in income tax credits receivable, less $296,088 for changes in accounts payable and accrued expenses, and less $153,981 for changes in payroll taxes payable.

Investing Activities

Net cash used in investing activities of $80,442 for the nine months ended September 30, 2023 consisted of $53,413 for additions to intellectual property and $27,029 for acquisition of property and equipment.

Net cash used in investing activities of $647,444 for the nine months ended September 30, 2022 consisted of $47,454 for additions to intellectual property and $599,900 for acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities of $2,327,735 during nine months ended September 30, 2023 consisted primarily of $1,124,375 in proceeds from the sale of common stock and $999,375 in proceeds from the issuance of notes payable.

Net cash provided by financing activities of $2,086,406 during nine months ended September 30, 2022 consisted primarily of $1,182,000 in proceeds from the sale of common stock and $479,961 in proceeds from the issuance of notes payable.

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

Page 9 of 13

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2023 and as of that balance sheet date, the Company had a net loss of $2,218,072, net cash used in operating activities of $2,201,834, negative working capital of $4,064,987, an accumulated operating deficit of $7,350,085, and a stockholders’ deficit of $2,569,228. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Page 10 of 13

As of September 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Andrew Sispoidis our Chief Executive Officer (until November 1, 2023), Jack Brooks our President and Principal Executive Officer and Adrian Jones our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting.

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

Our management has conducted an evaluation, under the supervision and with the participation of Andrew Sispoidis, Chief Executive Officer (until November 1, 2023), Jack Brooks, President and Adrian Jones, Chief Financial Officer of the effectiveness of our internal control over financial reporting as of September 30, 2023. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page 11 of 13

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On August 2, 2023, in connection with the consummation of that certain Contribution and Exchange Agreement dated as of August 2, 2023 between Corporate Universe, Inc. and its wholly-owned subsidiary Carbon-Ion Energy, Inc., our board of directors approved a plan of liquidation. This plan of liquidation remains subject to stockholder approval.

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

Page 12 of 13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Universe, Inc.

Date: November 17, 2023	By:	/s/ Jack Brooks
Jack Brooks, President
(Principal Executive Officer)

Date: November 17, 2023	By:	/s/ Adrian Jones
Adrian Jones, Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 13 of 13